Form 10-Q
period 2018-06-30
IA Energy Corp.
filed 2018-08-16
CIK 1673431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2018

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

Commission file number: 333-220706

IA ENERGY CORP.

(Name of Small Business Issuer in Its Charter)

Wyoming	81-1002497
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

24328 Vermont Avenue, Suite 300
Harbor City, CA	90710
(Address of Principal Executive Offices)	(Zip Code)

(310) 891-1959
Issuer’s Telephone Number, Including Area Code

(Former name or former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Non-Accelerated Filer [ ]
Accelerated Filer [ ] Emerging Growth Company [X]	Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 6, 2018, the Company had issued and outstanding 25,515,000 shares of common stock.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017.

IA ENERGY CORP.
Balance Sheets

ASSETS

	June 30,	December 31,
	2018	2017
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$3,404	$6,513

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$3,404	$6,513

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable, related party	$6,000	$3,000
Accounts payable, third parties	—	5,000
Loan payable, related party	66,500	20,500

Total Current Liabilities	72,500	28,500

TOTAL LIABILITIES	72,500	28,500

STOCKHOLDERS' EQUITY

Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
-0- shares issued	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
25,515,000 and 25,515,000 shares issued
and outstanding, respectively	2,552	2,552
Additional paid-in capital	254,948	254,948
Accumulated deficit	(326,596)	(279,487)

Total Stockholders' Equity	(69,096)	(21,987)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,404	$6,513

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Consulting and business development	22,100	31,000	37,100	31,000
Professional and accounting fees	1,675	10,207	2,971	10,207
Other selling, general and administrative	5,314	145	7,038	145

Total Operating Expenses	29,089	41,352	47,109	41,352

LOSS FROM OPERATIONS	(29,089)	(41,352)	(47,109)	(41,352)

OTHER INCOME (EXPENSES)	—	—	—	—

NET LOSS	$(29,089)	$(41,352)	$(47,109)	$(41,352)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	25,515,000	25,365,000	25,515,000	25,402,222

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2018	2017
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(47,109)	$(41,352)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable, third parties	(5,000)	—
Accounts payable, related party	3,000	—

Net Cash Used by Operating Activities	(49,109)	(41,352)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	—	50,000
Proceeds from related party loans	46,000	—

Net Cash Provided by Financing Activities	46,000	50,000

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(3,109)	8,648

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,513	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,404	$8,648

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.

Notes to the Financial Statements

June 30, 2018

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

IA Energy Corp. (the Company) was incorporated in the State of Wyoming on January 6, 2016. Our operations to date have been devoted primarily to start-up and development activities, which include: (i) formation of the Company; (ii) development of our business plan; (iii) development of our proprietary waste-to-energy technology; and (iv) marketing of our proprietary waste-to-energy technology. We have not completed development of our proprietary waste-to-energy technology and there is no assurance that we will be successful in completing the development.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. The following policies are considered to be significant:

a.       Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting. The Company has elected a calendar year-end.

b.       Interim Financial Statements

The interim financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018.

c.       Cash and Cash Equivalents

Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months.

d.       Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e.       Revenue Recognition

Revenue will be recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectibility is reasonably assured, and (4) delivery of products or services has occurred. To date, the Company has not recognized any revenues.

IA ENERGY CORP.

Notes to the Financial Statements

June 30, 2018

(Unaudited)

f.       Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all or some portion of such deferred tax assets will not be realized. A full allowance against deferred tax assets was provided as of June 30, 2018 and December 31, 2017.

At June 30, 2018, the Company had net operating loss carryforwards of approximately $327,000 which may be offset against future taxable income. Approximately $280,000 expires in 2036 and 2037 and approximately $47,000 does not expire. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

g.       Basic and Diluted Net Loss per Share of Common Stock

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. For the periods presented, the issued and outstanding warrants (See Note 3) were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive.

h.       Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3 - EQUITY TRANSACTIONS

The Company has 500,000,000 shares of common stock authorized with a par value of $0.0001. 25,000,000 shares of common stock were issued to the founder of the Company on incorporation.

During the period from inception on January 6, 2016 to December 31, 2016, the Company sold a total of 365,000 shares of its common stock (and 365,000 Warrants) to investors at a price of $0.50 per share or $182,500 total.

During the year ended December 31, 2017, the Company sold a total of 150,000 shares of its common stock (and 150,000 Warrants) to investors at a price of $0.50 per share or $75,000 total.

Each Warrant is exercisable into shares of our common stock at an exercise price of $1.00 per share and expires two years from the date of its issuance. As of June 30, 2018, there were a total of 515,000 Warrants outstanding.

IA ENERGY CORP.

Notes to the Financial Statements

June 30, 2018

(Unaudited)

NOTE 4 - FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, accounts payable and loans payable. The carrying amount of these assets and liabilities approximate fair value due to their short-term nature.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 2018 of $326,596 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital. The management of the Company has developed a strategy which it believes will accomplish this objective through short term loans from related parties and additional equity investments which will enable the Company to continue operations for the coming year. However, there is no assurance that these objectives will be met. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company uses two consulting firm corporations that are owned by John Munoz, beneficial owner of 25,000,000 shares of our common stock and Chief Executive Officer of the Company from inception on January 6, 2016 to July 25, 2017. For the period from inception on January 6, 2016 to December 31, 2016, these two firms were paid total consulting and business development expenses of $95,516. For the year ended December 31, 2017, one of these two firms was paid consulting and business development expenses of $3,000.

One of the consulting firm corporations made loans to the Company totaling $20,500 in the year ended December 31, 2017 and totaling $46,000 in the six months ended June 30, 2018. These loans are non-interest bearing and due on demand. The amount of loans payable to this corporation as of June 30, 2018 was $66,500.

On July 1, 2017, the Company executed a Sublease Agreement with one of the consulting firm corporations referred to in the second preceding paragraph. The Sublease Agreement provides for the Company’s use of office space in Harbor City California at a Monthly Base Rent of $500 per month. The term of the Sublease commenced on July 1, 2017 and is to continue on a month-to-month basis, terminable by either party upon 30 days written notice. For the year ended December 31, 2017 and for the six months ended June 30, 2018, the Company recorded $3,000 and $3,000, respectively, in rent expense which is included in other selling, general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of the Company's financial condition and results of operations in conjunction with the financial statements and related notes included in the filing of the company’s Form S-1/A filed on June 7, 2018. This discussion may contain forward-looking statements, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially from those projected in the forward looking statements. We caution you that the Company’s business and financial performance is subject to substantial risks and uncertainties.

Overview

IA Energy Corp., a Wyoming corporation, is a start-up global waste-to-energy company. We were incorporated on January 6, 2016 in the state of Wyoming. Our business office and mailing address is 24328 Vermont Avenue, Suite 300, Harbor City, CA 90710, and our telephone number is (310) 891-1959. Our website is www.iaenergy.com.

Our operations to date have been devoted primarily to start-up and development activities, which include: (i) formation of the Company; (ii) development of our business plan; (iii) development of our proprietary waste-to-energy technology; and (iv) marketing of our proprietary waste-to-energy technology. Though to date, significant research and development has been done, as described in more detail herein, we have not completed development of our proprietary waste-to-energy technology and there is no assurance that we will be successful in completing the development.

Our initial focus will be build and operate a pilot facility to process waste tires, which are in great supply in the Philippines due to a shortage of disposal capacity for these tires, and the lack of desire to create landfill capacity or alternative solutions. Supply of tires for processing is readily available, at low or no cost to us.

The tires will be converted by pyrolysis into bunker fuel and other recyclable bi-products that we will use to operate our own generators and sell electricity to local utilities or the national grid. The bunker fuel, which is a type of diesel, will be utilized to run generators which will produce electricity and will be sold to utility companies in local municipalities.

From our inception on January 6, 2016, until the present, we have had limited operating activities. During the period from inception on January 6, 2016 until the date of this Form 10-Q we have had no revenues. During the period from inception on January 6, 2016 to June 30, 2018 we had operating expenses of $326,596 which consisted mainly of consulting and business development expenses.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We will continue to be deemed an emerging growth company until the earliest of:

•	The last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,070,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

•	The last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

•	The date on which such issuer has, during the previous 3-year period, issued more than $1,070,000,000 in non-convertible debt; or

•	The date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment and the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the three and six month periods ended June 30, 2018 and 2017.

Revenues. For the three and six months ended June 30, 2018 and 2017, net revenues were $-0-.

Consulting and business development. Consulting and business development fees for the three months ended June 30, 2018 and 2017 were $22,100 and $31,000, respectively. Consulting and business development fees for the six months ended June 30, 2018 and 2017 were $37,100 and $31,000, respectively.

Professional and accounting fees. Professional and accounting fees for the three months ended June 30, 2018 and 2017 were $1,675 and $10,207, respectively. Professional and accounting fees for the six months ended June 30, 2018 and 2017 were $2,971 and $10,207, respectively. Professional fees consist mainly of the fees for the audits and reviews of the Company’s financial statements as well as the filings with the SEC. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other selling, general and administrative expenses. Other selling, general and administrative expenses for the three months ended June 30, 2018 and 2017 were $5,314 and $145, respectively. Other selling, general and administrative expenses for the six months ended June 30, 2018 and 2017 were $7,038 and $145, respectively. We expect that selling, general and administrative expenses will increase as we add personnel to build our business.

Other Income (Expense). The Company had net other expenses of $-0- for the three and six months ended June 30, 2018 and 2017.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Personnel

The Company has project-based contract personnel that we utilize to carry out our business. We utilize contract personnel on a continuous basis, primarily in connection with service contracts which require a high level of specialization for one or more of the service components offered.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans and sales of common stock. As of June 30, 2018, our primary source of liquidity consisted of $3,404 in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire additional oil and gas resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a Company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. The Company’s chief executive officer and chief financial officer also concluded that the disclosure controls and procedures were ineffective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On November 10, 2017 we sold 20,000 shares of our common stock for the price of $0.50 per share or an aggregate of $10,000. We also granted a Warrant to purchase 20,000 shares for an exercise price of $1.00 per share expiring two years from the date of the sale.

On September 13, 2017 we sold 30,000 shares of our common stock for the price of $0.50 per share or an aggregate of $15,000. We also granted a Warrant to purchase 30,000 shares for an exercise price of $1.00 per share expiring two years from the date of the sale.

On April 26, 2017 we sold 100,000 shares of our common stock for the price of $0.50 per share or an aggregate of $50,000. We also granted a Warrant to purchase 100,000 shares for an exercise price of $1.00 per share expiring two years from the date of the sale.

On October 11, 2016 we sold an aggregate of 45,000 shares of our common stock for the price of $0.50 per share or an aggregate of $22,500. We also granted a Warrant to purchase 45,000 shares for an exercise price of $1.00 per share expiring two years from the date of the sale.

On August 16, 2016 we sold 320,000 shares of our common stock for the price of $0.50 per share or an aggregate of $160,000. We also granted a Warrant to purchase 320,000 shares for an exercise price of $1.00 per share expiring two years from the date of the sale.

On January 6, 2016 we issued 25,000,000 founders shares of our common stock for services rendered to the Company.

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS:

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of IA Energy Corp., a Wyoming corporation. (1)
3.2	Bylaws of IA Energy Corp., a Wyoming corporation. (1)
31.1	Certification by Chief Financial Officer, Renato Paraiso, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Executive Officer, Renato Paraiso, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Financial Officer, Renato Paraiso, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Executive Officer, Renato Paraiso, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Form S-1 filed on September 29, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IA ENERGY CORP.

Date: August 16, 2018	By: /s/ Renato Paraiso
Renato Paraiso
Chief Executive Officer and Chief Financial Officer

