Form 10-Q
period 2018-09-30
IA Energy Corp.
filed 2018-11-19
CIK 1673431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 15, 2018, the Company had issued and outstanding 36,303,800 shares of common stock.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of September 30, 2018 and December 31, 2017, and for the three and nine months ended June 30, 2018 and 2017.

IA ENERGY CORP.
Balance Sheets

ASSETS

	September,	December 31,
	2018	2017
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$21,549	$6,513

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$21,549	$6,513

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable, related party	$7,500	$3,000
Accounts payable, third parties	2,500	5,000
Loan payable, related party	79,000	20,500

Total Current Liabilities	89,000	28,500

TOTAL LIABILITIES	89,000	28,500

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
-0- shares issued	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
36,303,800 and 25,515,000 shares issued
and outstanding, respectively	3,630	2,552
Additional paid-in capital	5,648,270	254,948
Deferred stock-based compensation	(3,404,166)	—
Accumulated deficit	(2,315,185)	(279,487)

Total Stockholders' Equity (Deficit)	(67,451)	(21,987)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$21,549	$6,513

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Consulting and business development (including stock
based compensation of $1,833,334, $-0-, $1,833,334,
and $-0-, respectively)	1,843,334	24,500	1,880,434	55,500
Professional and accounting fees (including stock
based compensation of $125,000, $-0-, $125,000,
and $-0-, respectively)	141,750	5,700	144,721	15,907
Other selling, general and administrative	3,505	1,695	10,543	1,840

Total Operating Expenses	1,988,589	31,895	2,035,698	73,247

LOSS FROM OPERATIONS	(1,988,589)	(31,895)	(2,035,698)	(73,247)

OTHER INCOME (EXPENSES)	—	—	—	—

NET LOSS	$(1,988,589)	$(31,895)	$(2,035,698)	$(73,247)

Net loss per common share - basic and diluted	$(0.06)	$(0.00)	$(0.07)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	32,606,029	25,365,000	27,887,366	25,425,496

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,035,698)	$(73,247)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock-based compensation	1,958,334	—
Changes in operating assets and liabilities:
Accounts payable, third parties	(2,500)	5,000
Accounts payable, related party	4,500	1,500

Net Cash Used by Operating Activities	(75,364)	(66,747)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	31,900	65,000
Proceeds from related party loans	58,500	3,000

Net Cash Provided by Financing Activities	90,400	68,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,036	1,253

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,513	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,549	$1,253

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.

Notes to the Financial Statements

September 30, 2018

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

b.       Interim Financial Statements

The interim financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018.

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

IA ENERGY CORP.

Notes to the Financial Statements

September 30, 2018

(Unaudited)

f.       Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all or some portion of such deferred tax assets will not be realized. A full allowance against deferred tax assets was provided as of September 30, 2018 and December 31, 2017.

At September 30, 2018, the Company had net operating loss carryforwards of approximately $357,000 which may be offset against future taxable income. Approximately $280,000 expires in 2036 and 2037 and approximately $77,000 does not expire. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

During the nine months ended September 30, 2018, the Company sold a total of 63,800 shares of its common stock (and 63,800 Warrants) to investors at a price of $0.50 per share or $31,900 total.

Each Warrant is exercisable into shares of our common stock at an exercise price of $1.00 per share and expires two years from the date of its issuance. As of September 30, 2018, there were a total of 578,800 Warrants outstanding.

IA ENERGY CORP.

Notes to the Financial Statements

September 30, 2018

(Unaudited)

On August 1, 2018, the Company issued a total of 10,475,000 shares of its common stock to one consulting firm entity and nine individuals for consulting services to be rendered to the Company pursuant to Consulting Agreements dated August 1, 2018 for terms ranging from 3 to 6 months. The shares were valued at $0.50 per share or $5,237,500 total which is being expensed as consulting and business development expenses on the statement of operations over the terms of the respective Consulting Agreements. $1,833,334 (of the $5,237,500 total) has been expensed in the three months ended September 30, 2018, $2,579,166 (of the $5,237,500 total) will be expensed in the three months ended December 31, 2018, and $825,000 (of the $5,237,500 total) will be expensed in the three months ended March 31, 2019.

During the three months ended September 30, 2018, the Company issued a total of 250,000 shares of its common stock for legal services rendered to the Company. The shares were valued at $0.50 per share or $125,000 total which is included in professional and accounting fees on the statement of operations for the three and nine months ended September 30, 2018.

NOTE 4 - FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, accounts payable and loans payable. The carrying amount of these assets and liabilities approximate fair value due to their short-term nature.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at September 30, 2018 of $2,315,185 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

One of the consulting firm corporations made loans to the Company totaling $20,500 in the year ended December 31, 2017 and totaling $58,500 in the nine months ended September 30, 2018. These loans are non-interest bearing and due on demand. The amount of loans payable to this corporation as of September 30, 2018 was $79,000.

IA ENERGY CORP.

Notes to the Financial Statements

September 30, 2018

(Unaudited)

On July 1, 2017, the Company executed a Sublease Agreement with one of the consulting firm corporations referred to in the second preceding paragraph. The Sublease Agreement provides for the Company’s use of office space in Harbor City California at a Monthly Base Rent of $500 per month. The term of the Sublease commenced on July 1, 2017 and is to continue on a month-to-month basis, terminable by either party upon 30 days written notice. For the year ended December 31, 2017 and for the nine months ended September 30, 2018, the Company recorded $3,000 and $4,500, respectively, in rent expense which is included in other selling, general and administrative expenses.

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

From our inception on January 6, 2016, until the present, we have had limited operating activities. During the period from inception on January 6, 2016 until the date of this Form 10-Q we have had no revenues. During the period from inception on January 6, 2016 to September 30, 2018 we had operating expenses of $5,716,851 which consisted mainly of consulting and business development expenses.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the three and nine month periods ended September 30, 2018 and 2017.

Revenues. For the three and nine months ended September 30, 2018 and 2017, net revenues were $-0-.

Consulting and business development. Consulting and business development fees for the three months ended September 30, 2018 and 2017 were $1,843,334 and $24,500, respectively. Consulting and business development fees for the nine months ended September 30, 2018 and 2017 were $1,880,434 and $55,500, respectively. On August 1, 2018, the Company issued a total of 10,475,000 shares of its common stock for consulting services to be rendered to the Company. The shares were valued at $0.50 per share or $5,237,500 and are being expensed over the terms of the respective Consulting Agreements ranging from 3 to 6 months.

Professional and accounting fees. Professional and accounting fees for the three months ended September 30, 2018 and 2017 were $141,750 and $5,700, respectively. Professional and accounting fees for the nine months ended September 30, 2018 and 2017 were $144,721 and $15,907, respectively. During the three months ended September 30, 2018, the Company issued a total of 250,000 shares of its common stock for legal services rendered to the Company. The shares were valued at $0.50 per share or $125,000. Professional fees consist mainly of the fees for the audits and reviews of the Company’s financial statements as well as the filings with the SEC. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other selling, general and administrative expenses. Other selling, general and administrative expenses for the three months ended September 30, 2018 and 2017 were $3,505 and $1,695, respectively. Other selling, general and administrative expenses for the nine months ended September 30, 2018 and 2017 were $10,543 and $1,840, respectively. We expect that selling, general and administrative expenses will increase as we add personnel to build our business.

Other Income (Expense). The Company had net other expenses of $-0- for the three and nine months ended September 30, 2018 and 2017.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Personnel

The Company has project-based contract personnel that we utilize to carry out our business. We utilize contract personnel on a continuous basis, primarily in connection with service contracts which require a high level of specialization for one or more of the service components offered.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans and sales of common stock. As of September 30, 2018, our primary source of liquidity consisted of $21,549 in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire additional oil and gas resources.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended September 30, 2018, the Company sold a total of 63,800 shares of its common stock at a price of $0.50 per share or an aggregate of $31,900. The Company also granted Warrants to purchase 63,800 shares for an exercise price of $1.00 per share expiring two years from the date of the sale.

During the three months ended September 30, 2018, the Company issued a total of 10,475,000 shares of its common stock for consulting services to be rendered to the Company. The shares were valued at $0.50 per share or $5,237,500 total.

During the three months ended September 30, 2018, the Company issued a total of 250,000 shares of its common stock for legal services rendered to the Company. The shares were valued at $0.50 per share or $125,000 total which is included in professional and accounting fees on the statement of operations for the three and nine months ended September 30, 2018.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS:

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of IA Energy Corp., a Wyoming corporation.(1)
3.2	Bylaws of IA Energy Corp., a Wyoming corporation.(1)
31.1	Certification by Chief Financial Officer, Renato Paraiso, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Financial Officer, Renato Paraiso, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Form S-1/A filed on June 6, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IA ENERGY CORP.

Date: November 19, 2018	By: /s/ Renato Paraiso
Renato Paraiso
Chief Executive Officer and Chief Financial Officer

