Form 10-K
period 2018-12-31
IA Energy Corp.
filed 2019-04-15
CIK 1673431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2018
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-220706

IA ENERGY CORP.

(Exact name of registrant as specified in its charter)

Florida	81-1002497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24238 Vermont Avenue, Suite 300 Harbor City, California	90710
(Address of principal executive offices)	(Zip Code)

(310) 891-1959

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Since our common stock has not yet been approved for quotation, the aggregate market value of the common stock of IA Energy Corp. held by non-affiliates as of June 30, 2018 was $-0-.

As of April 10, 2019, there were 36,503,800 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

1

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1. BUSINESS.

Company History

IA Energy Corp., a Wyoming corporation (hereafter, “we”, “our”, “us”, “IAEC”, or the “Company”), is a start-up global waste-to-energy company. We were incorporated on January 6, 2016 in the state of Wyoming. Our business office and mailing address is 24328 Vermont Avenue, Suite 300, Harbor City, CA 90710, and our telephone number is (310) 891-1959.

Operational Overview

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

From our inception on January 6, 2016, until the present, we have had limited operating activities. During the period from inception on January 6, 2016 until December 31, 2018 we had no revenues. During the period from inception on January 6, 2016 to December 31, 2018 we had operating expenses of $4,915,203 which consisted mainly of consulting and business development expenses.

Neither management nor our shareholders have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger, change of control, or similar transaction.

OZS Management Consultancy Services

On January 6, 2016, we entered into an agreement with OZS Management Consultancy Services to develop our contracts in the Philippines and to establish our first operating facility.

OZS Management Consultancy Services is strategically located in Makati, the business district of Philippines. OZS isa business management consulting firm that provides business consultancy services to foreign and local companies setting up operations in the Philippines.

OZS offers a turnkey solution dedicated to getting foreign companies up and running as soon as possible including business registration, government tax incentives, tax holidays and accounting.

OZS has been working on waste to energy projects in the Philippines for over five years now and have worked as consultant with many public landfills for waste to energy projects including but not limited to gasification, pyrolysis, and RDFs (refuse derived fuels). OZS is working in conjunction with a group of retired government officials from the MMDA (Metropolitan Manila Development Authority) who oversee all landfills, MSW (municipal solid waste) government recycling programs in the Philippines for the last 30 years.

Business and Technology Description

Our initial focus will be build and operate a pilot facility to process waste tires, which are in great supply in the Philippines due to a shortage of disposal capacity for these tires, and the lack of desire to create landfill capacity or alternative solutions. Supply of tires for processing is readily available, at low or no cost to us.

The tires will be converted by pyrolysis into bunker fuel and other recyclable bi-products that we will use to operate our own generators and sell electricity to local utilities or the national grid. Pyrolysis is a well-established technology that is detailed below. The bunker fuel, which is a type of diesel, will be utilized to run generators which will produce electricity and sold to utility companies in the local municipality.

In the Philippines, electricity is in short supply and many communities have daily scheduled power outages to conserve power. Unplanned power outages are also a expected throughout the Philippines. We are confident that the demand for this newly generated electricity from the processing of the tires and use of the bunker fuel.

We have attained renewable electricity status from the Philippines department of energy to qualify for all government incentives related to renewable electricity. We believe that due to shortages and increasing electricity demand in the Philippines, these fuel oils represent a significant opportunity for the Company.

Our second stage of our business plan will be to process plastics in addition to the tires for the creation of the bunker fuel.

Power generation in the Philippines is not considered as a public utility operation, which means interested parties do not need to secure a congressional franchise to operate a power generation company. However, power generation is regulated by the Energy Regulation Commission (ERC) who must issue a certificate of compliance to interested parties to ensure that the standards set forth in the Electric Power Industry Reform Act of 2011 (EPIRA) are followed. The ERC is also responsible for determining any power abuse or anti-competitive behavior. Power generation is a value added tax zero-rated (i.e. not subject to 12% VAT) to ensure lower rates for end-users. Electricity in the Philippines is produced from various sources such as coal, oil, natural gas, and renewable sources.

According to several articles and news sites, the Philippines faced a power supply shortage leading to rolling blackouts across the country during the years 2014-2015. In late 2014, President Aquino requested the Congress to pass a resolution giving him emergency power to allow the government to provide additional supply and prevent a power shortage in 2015. However, the passing of the resolution was delayed and Aquino admitted that his original plan was no longer feasible. His proposal was tweaked and the Interruptible Load Program (ILP) was recommended for use in the Luzon power grid instead. The ILP essentially enrolls large establishments, including government owned and controlled corporations, with their own generators to voluntarily disconnect from the main grid and switch to their generators instead when a power outage was predicted. Their rationale was that a power outage would cause these establishments to run on generators anyway so it is more beneficial for them to run their generators in an organized fashion.

Pyrolysis

Pyrolysis is the process of molecular breakdown where larger molecules are broken down in smaller molecules. We are dedicated to the pyrolysis of waste tires and plastic to oil plant manufacturing. The long chain polymer is broken down into smaller chains of Hydrocarbon Gas and Pyrolysis Oil during this process. After further processing in a distillation machine, this waste plastic pyrolysis oil can be changed into diesel oil which can be directly used for diesel oil generators, tractors and trucks, etc. In pyrolysis, the polymer waste is not burned; instead it is broken down into usable finished products like Pyrolysis Oil, Hydrocarbon Gas and Charcoal.

Waste plastic to pyrolysis can generate quality fuel with lower emission, control waste plastic pollution, recover energy from waste plastic pollution, recover energy from waste plastic. In case of waste plastic management, pyrolysis is better alternative compared to incineration or dumping. Incineration is burning of waste which leads to loss of valuable energy from polymer waste. Dumping of polymer waste is known to cause land pollution. By pyrolysis of polymer waste, it is possible to recover value oil from waste plastic in the form of Hydrocarbon gas and charcoal. Pyrolysis is a thermo chemical decomposition or cracking of organic material at elevated temperatures inside a closed chamber where oxygen is removed and not allowed. Component of plastic is 60-80 % petroleum; thereby through pyrolysis technology, the petroleum component of the plastics could be recovered instead of burying in the landfills.

Though the Pyrolysis System is a technology that has been implemented worldwide for over 40 years, we will be the first to implement this technology in the Philippines. Initially, the Company will manually process the garbage to be converted into bunker oil, carbon black, and self-sustaining gas used as fuel for daily operations. The Company intends to as soon as is economically feasible acquire a Trommel unit capable of extracting approximately 300 tons of plastics, rubber and tires per 1,000 tons of garbage processed daily with very high precision. However, there is no assurance that the company will ever be able to acquire a Trommel unit.

The pilot project is intended to establish proof of concept that can be potentially replicated in additional Philippine locations. The budget for this pilot project is $1,000,000. There is no assurance that the company will be able to source financing to implement this objective. Further, intermediate term expansion is contemplated to require an additional $8,000,000. in capital expenditures.  Similarly, there is no assurance that the company will be able to source this additional capital financing.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

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

Competition

The waste-to-energy industry is highly competitive and rapidly changing. Our ability to compete depends upon many factors within and outside our control, including the timely development and introduction to market of effective, cost-efficient waste-to-energy solutions. We expect additional competition from other emerging companies. Many of our existing and potential competitors are substantially larger than us and have significantly greater financial, technical and marketing resources. As a result, they may be able to respond more quickly to technology changes and have greater resources for the development and promotion of their products and services. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on our business, operating results and financial condition.

Employees

As of December 31, 2018, we are governed by a board of 3 directors, and are managed by Renato A. Paraiso, our Chief Executive Officer, Chairman and sole executive officer.

Esteban Callo Jr., a mechanical engineer, and currently the senior head engineer and Chief Operating Officer of IA Energy Corp. Philippines is considered a key member of our team and is central to our growth and development plans.

OZS currently has 6 employees and utilizes the services of various contract personnel from time to time. None of the OZS employees are employed under a collective bargaining agreement. We believe that OZS has an excellent relationship with its employees and independent contractors.

We intend to hire additional employees and independent contractors on an as needed basis..

Available Information

IA Energy Corp. is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 333-220706. Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States. Information about the operation of the Commission’s public reference facilities may be obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website at http://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.

ITEM 1A. RISK FACTORS.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

IA Energy Corp.’s® corporate office is located at 24238 Vermont Avenue, Suite 300, Harbor City, California 90710, telephone number, (310) 891-1959. As the company continues to grow, the facilities and employment-related expenses will likely increase significantly. We lease our offices at this location pursuant to a written sub-lease on a month-to-month basis. We occupy approximately 800 square feet at this location in exchange for $500 per month. We believe our facilities are suitable for our present needs. We also intend to secure additional office and administrative facilities when necessary.

We plan to open an office and a waste-to-energy facility in the Philippines servicing the Metro Manila region of the Philippines in the latter part of 2019.

ITEM 3. LEGAL PROCEEDINGS.

The Company currently has no litigation pending, threatened or contemplated, or unsatisfied judgments.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We intend to file an application with the Financial Industry Regulatory Authority (“FINRA”) to receive a symbol. We had approximately 36 registered holders of our common stock as of December 31, 2018. Registered holders do not include those stockholders whose stock has been issued in street name. Our stock is not yet quoted on an exchange but the last price per share offered to investors was $0.50 per share.

Dividends and Distributions

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. We expect that that any future earnings will be retained for use in developing and/or expanding our business.

Sales of Unregistered Securities

On January 6, 2016 we issued 25,000,000 founders shares of our common stock to Champion Group LTD, a limited company owned and controlled by our former Chief Executive Officer John R. Munoz, in exchange for initial funds and services provided to the Company.

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

From August 20, 2018 to September 10, 2018, we sold an aggregate of 63,800 shares of our common stock to 14 parties for the price of $0.50 per share or an aggregate of $31,900. We also granted warrants to purchase a total of 63,800 shares for an exercise price of $1.00 per share expiring two years from the dates of the sales.

With respect to the transactions noted above, each of the recipients of securities of the Company was an accredited investor, or is considered by the Company to be a “sophisticated person”, inasmuch as each of them has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of receiving securities of the Company. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Penny Stock Rules

The SEC has also adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks” as such term is defined by Rule 15g-9. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares constitute penny stocks under the Exchange Act. The shares may remain penny stocks for the foreseeable future. The classification of our shares as penny stocks makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in IAEC will be subject to the penny stock rules.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document approved by the SEC, which: (i) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act; (iii) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form as the SEC shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (i) bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

Overview

We are an emerging growth waste-to-energy solutions company. Our operations to date have been devoted primarily to start-up and development activities, which include: (i) formation of the Company; (ii) development of our business plan; (iii) development of our proprietary waste-to-energy technology; and (iv) marketing of our waste-to-energy technology. General and administrative expenses have been comprised of consulting and business development fees; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended December 31, 2018 and 2017.

Revenues. For the years ended December 31, 2018 and 2017, net revenues were $-0-.

Consulting and business development. Consulting and business development fees for the years ended December 31, 2018 and 2017 were $4,471,433 and $74,500, respectively. During the year ended December 31, 2018, the Company issued a total of 10,475,000 shares of its common stock for consulting services to be rendered to the Company. The shares were valued at $0.50 per share or $5,237,500 and are being expensed over the terms of the respective Consulting Agreements ranging from 3 to 6 months.

Professional and accounting fees. Professional and accounting fees for the years ended December 31, 2018 and 2017 were $150,771 and $18,712, respectively. During the year ended December 31, 2018, the Company issued a total of 250,000 shares of its common stock for legal services rendered to the Company. The shares were valued at $0.50 per share or $125,000. Professional fees consist mainly of the fees for the audits and reviews of the Company’s financial statements as well as the filings with the SEC. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other selling, general and administrative expenses. Other selling, general and administrative expenses for the years ended December 31, 2018 and 2017 were $13,512 and $3,775, respectively. We expect that selling, general and administrative expenses will increase as we add personnel to build our business.

Other Income (Expense). The Company had other income (expenses) of $-0- for the years ended December 31, 2018 and 2017.

Liquidity and Capital Resources

As of December 31, 2018, our primary source of liquidity consisted of $530 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at December 31, 2018 of $4,915,203 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended December 31, 2018 of $4,635,716. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

We believe these conditions have resulted from the inherent risks associated with small public companies. Such risks include, but are not limited to, the ability to (i) generate revenues and sales of our products and services at levels sufficient to cover our costs and provide a return for investors, (ii) attract additional capital in order to finance growth, and (iii) successfully compete with other comparable companies having financial, production and marketing resources significantly greater than those of the Company.

We believe that our capital resources are insufficient for ongoing operations, with minimal current cash reserves, particularly given the resources necessary to expand our business. We will likely require considerable amounts of financing to make any significant advancement in our business strategy. There is presently no agreement in place that will guarantee financing for our Company, and we cannot assure you that we will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect our Company and our business, and may cause us to substantially curtail or even cease operations. Consequently, you could incur a loss of your entire investment in the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

We believe the following more critical accounting policies are used in the preparation of our financial statements:

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On a periodic basis, management reviews those estimates, including those related to valuation allowances, loss contingencies, income taxes, and projection of future cash flows.

Research and Development. Research and development costs are charged to operations when incurred and are included in operating expenses.

Recent Accounting Pronouncements

There were various accounting standards and interpretations recently issued, none of which are expected to a have a material impact on the Company's consolidated financial position, operations or cash flows.

Forward-Looking Statements

This report contains or incorporates by reference forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our future business plans and strategies, the receipt of working capital, future revenues and other statements that are not historical in nature. In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

Other uncertainties that could affect the accuracy of forward-looking statements include:

•	the worldwide economic situation;
•	any changes in interest rates or inflation;
•	the willingness and ability of third parties to honor their contractual commitments;
•	our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
•	our capital expenditures, as they may be affected by delays or cost overruns;
•	environmental and other regulations, as the same presently exist or may later be amended;
•	our ability to identify, finance and integrate any future acquisitions; and
•	the volatility of our common stock price.

This list is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IA Energy Corp.

Opinion on the Financial Statements

I have audited the accompanying balance sheets of IA Energy Corp. (the “Company”) as of December 31, 2018 and 2017 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In my opinion, the financial statements present fairly, in all material respects, the financial position of IA Energy Corp. as of December 31, 2018 and 2017 and the results of its operations and cash flows for the years ended December 31, 2018 and 2017 in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on the Company’s financial statements based on my audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audit I am required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion.

My audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe that my audit provides a reasonable basis for my opinion.

Going Concern Uncertainty

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

April 15, 2019

I have served as the Company’s auditor since 2017.

IA ENERGY CORP.
Balance Sheets

ASSETS

	December 31,	December 31,
	2018	2017

CURRENT ASSETS

Cash and cash equivalents	$530	$6,513

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$530	$6,513

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable, related party	$9,000	$3,000
Accounts payable, third parties	—	5,000
Loans payable, related party	84,000	20,500

Total Current Liabilities	93,000	28,500

TOTAL LIABILITIES	93,000	28,500

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
-0- shares issued	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
36,303,800 and 25,515,000 shares issued
and outstanding, respectively	3,630	2,552
Additional paid-in capital	5,648,270	254,948
Deferred stock-based compensation	(829,167)	—
Accumulated deficit	(4,915,203)	(279,487)

Total Stockholders' Equity (Deficit)	(92,470)	(21,987)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$530	$6,513

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Operations

	For the Years Ended
	December 31,
	2018	2017

NET REVENUES	$—	$—

OPERATING EXPENSES

Consulting and business development (including stock
based compensation of $4,408,333 and $-0-, respectively)	4,471,433	74,500
Professional and accounting fees (including stock
based compensation of $125,000 and $-0-, respectively)	150,771	18,712
Other selling, general and administrative	13,512	3,775

Total Operating Expenses	4,635,716	96,987

LOSS FROM OPERATIONS	(4,635,716)	(96,987)

OTHER INCOME (EXPENSES)	—	—

NET LOSS	$(4,635,716)	$(96,987)

Net loss per common share - basic and diluted	$(0.15)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	30,014,597	25,445,865

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Stockholders' Equity
For the Period from January 1, 2017 through December 31, 2018

			Additional	Deferred		Total
	Common Stock		Paid-in	Stock-based	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance, January 1, 2017	25,365,000	2,537	179,963	—	(182,500)	—

Common stock issued for cash	150,000	15	74,985	—	—	75,000

Net loss for the year ended
December 31, 2017	—	—	—	—	(96,987)	(96,987)

Balance, December 31, 2017	25,515,000	2,552	254,948	—	(279,487)	(21,987)

Common stock issued for cash	63,800	6	31,894	—	—	31,900

Common stock issued for services	10,725,000	1,072	5,361,428	(829,167)	—	4,533,333

Net loss for the year ended
December 31, 2018	—	—	—	—	(4,635,716)	(4,635,716)

Balance, December 31, 2018	36,303,800	$3,630	$5,648,270	$(829,167)	$(4,915,203)	$(92,470)

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,635,716)	$(96,987)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock-based compensation	4,533,333	—
Changes in operating assets and liabilities:
Accounts payable, third parties	(5,000)	5,000
Accounts payable, related party	6,000	3,000

Net Cash Used by Operating Activities	(101,384)	(88,987)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	31,900	75,000
Proceeds from related party loans	63,500	20,500

Net Cash Provided by Financing Activities	95,400	95,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,983)	6,513

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,513	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$530	$6,513

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.

Notes to the Financial Statements

December 31, 2018

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

c.       Use of Estimates in the Preparation of Financial Statements

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

d.       Revenue Recognition

Revenue will be recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectibility is reasonably assured, and (4) delivery of products or services has occurred. To date, the Company has not recognized any revenues.

e.       Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all or some portion of such deferred tax assets will not be realized. A full allowance against deferred tax assets was provided as of December 31, 2018 and 2017.

IA ENERGY CORP.

Notes to the Financial Statements

December 31, 2018

At December 31, 2018, the Company had net operating loss carryforwards of approximately $382,000 which may be offset against future taxable income. Approximately $280,000 expires in 2036 and 2037 and approximately $102,000 does not expire. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations when substantial changes in ownership occur.

f.       Basic and Diluted Net Loss per Share of Common Stock

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

g.       Recent Accounting Pronouncements

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

During the year ended December 31, 2018, the Company sold a total of 63,800 shares of its common stock (and 63,800 Warrants) to investors at a price of $0.50 per share or $31,900 total.

Each Warrant is exercisable into shares of our common stock at an exercise price of $1.00 per share and expires two years from the date of its issuance. As of December 31, 2018, there were a total of 213,800 Warrants outstanding.

On August 1, 2018, the Company issued a total of 10,475,000 shares of its common stock to one consulting firm entity and nine individuals for consulting services to be rendered to the Company pursuant to Consulting Agreements dated August 1, 2018 for terms ranging from 3 to 6 months. The shares were valued at $0.50 per share or $5,237,500 total which is being expensed as consulting and business development expenses on the statement of operations over the terms of the respective Consulting Agreements. $4,408,333 (of the $5,237,500 total) has been expensed in the year ended December 31, 2018, and $829,167 (of the $5,237,500 total) will be expensed in the three months ended March 31, 2019.

IA ENERGY CORP.

Notes to the Financial Statements

December 31, 2018

On August 1, 2018, the Company issued a total of 250,000 shares of its common stock for legal services rendered to the Company. The shares were valued at $0.50 per share or $125,000 total which is included in professional and accounting fees on the statement of operations for the year ended December 31, 2018.

NOTE 4 - FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, accounts payable and loans payable. The carrying amount of these assets and liabilities approximate fair value due to their short-term nature.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2018 of $4,915,203 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Loans Payable, Related Party

The Company periodically receives advances from a corporation controlled by John Munoz, beneficial owner of 25,000,000 shares of our common stock and Chief Executive Officer of the Company from inception on January 6, 2016 to July 25, 2017. These loans are non-interest bearing and due on demand. The amount of loans payable to this corporation as of December 31, 2018 and 2017 was $84,000 and $20,500, respectively.

Sublease Agreement

On July 1, 2017, the Company executed a Sublease Agreement with another corporation controlled by John Munoz. The Sublease Agreement provides for the Company’s use of office space in Harbor City California at a Monthly Base Rent of $500 per month. The term of the Sublease commenced on July 1, 2017 and is to continue on a month-to-month basis, terminable by either party upon 30 days written notice. For the years ended December 31, 2018 and 2017, the Company recorded $6,000 and $3,000, respectively, in rent expense which is included in other selling, general and administrative expenses.

IA ENERGY CORP.

Notes to the Financial Statements

December 31, 2018

NOTE 7 - SUBSEQUENT EVENTS

For the three months ended March 31, 2019, the Company received additional loans of $10,500 from the related party described in the first paragraph of Note 6. The loans are non-interest bearing and due on demand. The Company also paid $50,000 to the same related party as a repayment on the loans.

On March 12, 2019, the Company sold 200,000 shares of common stock at $.50 per share for a total of $100,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A - No change in accountant for the annual period ended December 31, 2018 and to present.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, to allow for timely decisions regarding required disclosure.

As of December 31, 2018, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report because there was no segregation of the duties with only a sole member in our management team and our board of directors does not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2018, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following individuals:

Name and Year First Elected Director(1)	Age	Background Information
Renato A. Paraiso (2017)	39

Atty. Renato A. Paraiso, age 39, is the Company’s Chief Executive Officer and Chairman of the Board since July 2017. From July 2009 to the present Atty. Paraiso has been a partner in the law firm GRACILLA & PARAISO LAW OFFICES, 5th floor Builders Center, 170 Salcedo St., Legazpi Village, Makati City 1226, Philippines. Additionally Atty. Paraiso is a member of the Board of Directors and Corporate Secretary for IGBL Corporation from May 2011 to present. From March 2004 to present Atty. Paraiso was also invited to work for the government of the Philippines and served as a consultant for the Executive Director for Anti-Terror Council, Undersecretary Nabil Tan of the Office of the Executive Secretary in Malacañang Palace. From September 2010 to September 2013, Atty. Paraiso, served as the President and Chief Legal Counsel for True Green Energy Group whose business involved the development, production, deployment and operation of its proprietary technology to convert municipal solid waste into alternative sources of fuel. Atty. Paraiso attended and finished his primary, secondary and tertiary education in one of the Philippines top and oldest universities, the Royal and Pontifical University of Santo Tomas, finishing with a degree in Legal Management in March 2000. It is also in this prestigious school that he started to attend law school but transferred and eventually attained his Bachelor of Laws in Philippine Law School in March 2003 and passed the Philippine Bar Examination in 2007. Atty. Paraiso is a member of the Philippine Trial Lawyers Association.

Fred R. Luke (2017)	69

Fred R. Luke, age 69. In addition to his role as a director of the Company since July 2017, Mr. Luke has served as the President of NuLife Sciences, Inc., a biomedical company focused on advancing human organ transplant technology and medical research, and a filer of reports pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. Mr. Luke is also currently President, Secretary and a member of the Board of Directors of Green Automotive Company, serving in this capacity since January 11, 2011. Mr. Luke has over 40 years of experience in providing operational and financial consulting services. He has assisted companies with entity formation and business planning, multi-national mergers and acquisitions, reverse mergers, corporate finance, debt restructuring, and arranging conventional debt and equity financing. Since 1970, Mr. Luke has provided consulting and management services and has served as a director, chairman, chief accounting officer, president and chief executive officer of over 100 public and privately-held companies. He has worked in Asia, Europe, Canada, and North Africa. Mr. Luke’s clients have been active in various business segments, domestic banking, the creation of domestic and foreign tax shelters, telecommunications, commercial airlines, real estate, domestic film financing, clothing and food manufacturing, casino gaming and hotel operations, oil and gas exploration, oil and gas transportation and refining, alternative energy, equipment leasing, network marketing, and international finance.

Elliott Polatoff (2017)	50

Elliott Polatoff, age 50. In addition to his role as a director of the Company since July 2017, Mr. Polatoff served as a member of the Board of Directors of CROE, Inc., a women’s athletic clothing company, and a filer of reports in accordance with the 1934 Securities Exchange Act. From October 2013 until February 2016, Mr. Polatoff was a member of the board of directors and secretary for Pocket Games, Inc., a video game application company listed on the OTC Markets and filer of reports in accordance with the 1934 Securities Exchange Act, His duties included public-company financial and SEC reporting, day-to-day US operations, and banking responsibilities. Prior to this, Mr. Polatoff was the office manager of Five Towns Neurology from December 1, 2012 until May 1, 2013 where he was responsible for the billing, insurance, and financial reporting. From June 2012, until October 2012, Mr. Polatoff was the residential manager of Human Care Services and his duties entailed management of this center. From September 2007 until September 2009, Mr. Polatoff was the Chief Executive Officer of Party Source, Inc., an entertainment company, and his duties included operational coordination and management of all the finances.

(1) The business address of our directors is 24328 Vermont Ave, #300, Harbor City, California 90710.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•                  the director is, or at any time during the past three years was, an employee of the company;

•                  the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•                  a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•                  the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•                  the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Elliott Polatoff and Fred Luke are each considered an “independent director”. We do not have an audit committee, compensation committee or nominating committee. We do however have a code of ethics that applies to our officers, employees and director.

Compensation of Directors

Each director may be reimbursed for certain expenses incurred in attending board of directors and committee meetings.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended December 31, 2018, the Board held no in-person meetings.

We do not have Audit or Compensation Committees of our board of directors. Because of the lack of financial resources available to us, we also do not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the SEC.

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

Any security holder who wishes to recommend a prospective director nominee should do so in writing by sending a letter to the Board of Directors. The letter should be signed, dated and include the name and address of the security holder making the recommendation, information to enable the Board to verify that the security holder was the holder of record or beneficial owner of the company’s securities as of the date of the letter, and the name, address and resumé of the potential nominee. Specific minimum qualifications for directors and director nominees which the Board believes must be met in order to be so considered include, but are not limited to, management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties. There have been no changes to the procedures by which a security holder may recommend a nominee to the Board during our most recently ended fiscal year.

Executive Officers

Renato A. Paraiso is our sole executive officer, serving as our Chief Executive Officer and Chairman, as well as our principal accounting and financial officer. Further information pertaining to Mr. Paraiso’s business background and experience is contained in the section above marked DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

To our knowledge, during the fiscal year ended December 31, 2018, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no other officer, director, or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

Code of Ethics

The Company expects that its Officers and Directors will maintain appropriate standards of honesty and ethical conduct in connection with the performance of their duties on behalf of the Company. In recognition of this expectation, the Company has adopted a Code of Ethics. The purpose of this Code of Ethics is to codify standards the Company believes are reasonably necessary to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission (the “SEC”), or other regulatory bodies and in other public communications made by the Company.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended December 31, 2018 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. We did not award cash bonuses, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two fiscal years ended December 31, 2018 and 2017; thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Stock Awards	All Other Compensation	Total

Renato A. Paraiso	2018	$—	$25,000	$—	$25,000
Chief Executive Officer	2017	$—	$—	$—	$—

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards to our Named Executive Officers or directors as of December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of the date of this prospectus. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 24328 Vermont Avenue, Suite 300, Harbor City, CA 90710. The following table describes the ownership of our voting securities, based on 36,303,800 shares of Common stock issued and outstanding. (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

Name of Beneficial Owner(1)	Number of Common Shares Beneficially Owned(2)	Percent of Class(3)
Renato A. Paraiso(4)	50,000	0.14%
Elliott Polatoff(5)	-	0%
Fred R. Luke(6)	-	0%
Champion Group LTD(7)	25,000,000	68.86%
OZS Management Consultancy Services	4,950,000	13.63%
Lady Jho Pineda Dimitui	4,950,000	13.63%
All officers and directors as a group (3 persons)	-	0%

(1)     The address of each officer, director, and beneficial owner is c/o IA Energy Corp., 24238 Vermont Avenue, Suite 300, Harbor City, CA 90710.

(2)     The number of shares of Common stock beneficially owned by any shareholder is determined by the sum of (i) all shares of common stock held directly or indirectly by such shareholder, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially owned by the shareholder that are currently exercisable or exercisable within 60 days.

(3)     The calculation of percentage of beneficial ownership is based upon: (i) 36,303,800 shares of Common stock issued and outstanding as of the date of this report, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities, and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

(4)     Chief Executive Officer and Chairman of the Board of Directors of the Company;

(5)     Director of the Company;

(6)     Director of the Company;

(7)     A California limited company, beneficially owned and controlled by John R. Munoz, the Company's founder;

Limitation of Liability of Directors and Officers; Indemnification and Advance of Expenses

Pursuant to our charter and under the Wyoming Business Corporation Act (hereafter, the “Wyoming Act”), our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for authorization of illegal dividend payments or stock redemptions under Wyoming law or any transaction from which a director has derived an improper personal benefit. Our charter provides that we are authorized to provide indemnification of (and advancement of expenses) to our directors, officers, employees and agents (and any other persons to which applicable law permits us to provide indemnification) through Bylaw provisions, agreements with such persons, vote of stockholders or disinterested directors, or otherwise, to the fullest extent permitted by applicable law.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by one of our directors, officers, or controlling persons in the successful defense of any action, suit or proceeding, is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification is against public policy as expressed in the Securities Act, and we will be governed by the final adjudication of such issue

Provisions of Our Charter and Bylaws

Our charter and bylaws provide that our board of directors will have the exclusive power to make, alter, amend or repeal any provision of our bylaws.

Change of Control

Neither management nor our shareholders have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger, change of control, or similar transaction.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On January 6, 2016, the Company issued 25,000,000 founder’s shares of the Company to Champion Group LTD (“Champion”), a limited company owned and controlled by our former Chief Executive Officer John R. Munoz, in exchange for initial funds and services provided to the Company. These services included the founding of the company, development of our business plan, and creating branding and design concepts. The value of these services is $2,500 and the shares were issued to him at par value of $0.0001 per share.

We occupy office space in accordance with a sublease from Franco, Inc. pursuant to a written agreement. The beneficial shareholder of Franco, Inc. is John R. Munoz, our former Chief Executive Officer and controlling shareholder of the Company. No rent has been paid and rent started to accrue at the rate of $500 per month on July 1, 2017.

Family Relationships and Other Matters

There are no family relationships between employees, shareholders, or independent contractors.

Corporate Governance and Director Independence

Our Board of Directors has not established Audit, Compensation, and Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. Of our 3 directors, Renato Paraiso is not “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that the Board has chosen to use for the purposes of determining independence, as the OTC Markets does not provide such a definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees invoiced by our independent registered accounting firm Michael T. Studer, CPA P.C. for the fiscal years ended December 31, 2018 and 2017:

	2018	2017
Audit Fees	$17,500	$12,500
Audit Related Fees	1,000	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$18,500	$12,500

It is the policy of the Board of Directors, which presently completes the functions of the Audit Committee, to engage the independent accountants selected to conduct our financial audit and to confirm, prior to such engagement, that such independent accountants are independent of the company. All services of the independent registered accounting firms reflected above were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
3.1	Articles of Incorporation of IA Energy Corp. dated December 11, 2015.
3.1	Bylaws of IA Energy Corp. dated December 11, 2015.
14.1	Code of Ethics for the Registrant
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Renato A. Paraiso.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Renato A. Paraiso.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IA ENERGY CORP.

/s/ Renato A. Paraiso
Dated: April 15, 2019	By: Renato A. Paraiso, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Renato A. Paraiso	Chief Executive Officer	April 15, 2019
Renato A. Paraiso

//s/ Renato A. Paraiso	Director	April 15, 2019
Renato A. Paraiso

