Form 10-Q
period 2019-03-31
IA Energy Corp.
filed 2019-05-14
CIK 1673431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 310, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of April 25, 2019, the Company had issued and outstanding 36,503,800 shares of common stock.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018.

IA ENERGY CORP.
Balance Sheets
(Unaudited)

ASSETS

	March 31,	December 31,
	2019	2018

CURRENT ASSETS

Cash and cash equivalents	$15,036	$530

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$15,036	$530

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable, related party	$10,500	$9,000
Accounts payable, third parties	—	—
Loans payable, related party	44,500	84,000

Total Current Liabilities	55,000	93,000

TOTAL LIABILITIES	55,000	93,000

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
-0- shares issued	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
36,503,800 and 36,303,800 shares issued
and outstanding, respectively	3,650	3,630
Additional paid-in capital	5,748,250	5,648,270
Deferred stock-based compensation	—	(829,167)
Accumulated deficit	(5,791,864)	(4,915,203)

Total Stockholders' Equity (Deficit)	(39,964)	(92,470)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$15,036	$530

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Operations
(Unaudited)
	For the Three Months Ended
	March 31,
	2019	2018

NET REVENUES	$—	$—

OPERATING EXPENSES

Consulting and business development (including stock
based compensation of $829,167 and $-0-, respectively)	869,667	15,000
Professional and accounting fees	5,151	1,296
Other selling, general and administrative	1,843	1,724

Total Operating Expenses	876,661	18,020

LOSS FROM OPERATIONS	(876,661)	(18,020)

OTHER INCOME (EXPENSES)	—	—

NET LOSS	$(876,661)	$(18,020)

Net loss per common share - basic and diluted	$(0.02)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	36,346,497	25,515,000

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(876,661)	$(18,020)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock-based compensation	829,167	—
Changes in operating assets and liabilities:
Accounts payable, third parties	—	1,000
Accounts payable, related party	1,500	1,500

Net Cash Used by Operating Activities	(45,994)	(15,520)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	100,000	—
Proceeds from related party loans	10,500	11,000
Payments on related party loans	(50,000)	—

Net Cash Provided by Financing Activities	60,500	11,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,506	(4,520)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	530	6,513

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,036	$1,993

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.

Notes to the Financial Statements

March 31, 2019

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

b.       Interim Financial Statements

The interim financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019.

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

IA ENERGY CORP.

Notes to the Financial Statements

March 31, 2019

(Unaudited)

f.       Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all or some portion of such deferred tax assets will not be realized. A full allowance against deferred tax assets was provided as of March 31, 2019 and December 31, 2018.

At March 31, 2019, the Company had net operating loss carryforwards of approximately $429,000 which may be offset against future taxable income. Approximately $280,000 expires in 2036 and 2037 and approximately $149,000 does not expire. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a significant change in ownership occur, net operating loss carryforwards may be limited as to future use.

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

IA ENERGY CORP.

Notes to the Financial Statements

March 31, 2019

(Unaudited)

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

On August 1, 2018, the Company issued a total of 10,475,000 shares of its common stock to one consulting firm entity and nine individuals for consulting services to be rendered to the Company pursuant to Consulting Agreements dated August 1, 2018 for terms ranging from 3 to 6 months. The shares were valued at $0.50 per share or $5,237,500 total which was expensed as consulting and business development expenses on the statements of operations over the terms of the respective Consulting Agreements. $1,833,334 (of the $5,237,500 total) was expensed in the three months ended September 30, 2018, $2,574,999 (of the $5,237,500 total) was expensed in the three months ended December 31, 2018, and $829,167 (of the $5,237,500 total) was expensed in the three months ended March 31, 2019.

During the three months ended September 30, 2018, the Company issued a total of 250,000 shares of its common stock for legal services rendered to the Company. The shares were valued at $0.50 per share or $125,000 total which was included in professional and accounting fees on the statement of operations for the three months ended September 30, 2018.

During the three months ended March 31, 2019, the Company sold a total of 200,000 shares of its common stock (and 200,000 Warrants) to an investor at a price of $0.50 per share or $100,000 total.

Each Warrant is exercisable into shares of our common stock at an exercise price of $1.00 per share and expires two years from the date of its issuance. As of March 31, 2019, there were a total of 413,800 Warrants outstanding.

NOTE 4 - FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, accounts payable and loans payable. The carrying amount of these assets and liabilities approximates fair value due to their short-term nature.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at March 31, 2019 of $5,791,864 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

IA ENERGY CORP.

Notes to the Financial Statements

March 31, 2019

(Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

Loans Payable, Related Party

The Company periodically receives advances from a corporation controlled by John Munoz, beneficial owner of 25,000,000 shares of our common stock and Chief Executive Officer of the Company from inception on January 6, 2016 to July 25, 2017. These loans are non-interest bearing and due on demand. The amount of loans payable to this corporation as of March 31, 2019 and December 31, 2018 was $44,500 and $84,000, respectively.

Sublease Agreement

On July 1, 2017, the Company executed a Sublease Agreement with another corporation controlled by John Munoz. The Sublease Agreement provides for the Company’s use of office space in Harbor City California at a Monthly Base Rent of $500 per month. The term of the Sublease commenced on July 1, 2017 and is to continue on a month-to-month basis, terminable by either party upon 30 days written notice. For the three months ended March 31, 2019 and 2018, the Company recorded $1,500 and $1,500, respectively, in rent expense which is included in other selling, general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of the Company's financial condition and results of operations in conjunction with the financial statements and related notes included in the filing of the company’s Form 10-K filed on April 15, 2019. This discussion may contain forward-looking statements, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially from those projected in the forward looking statements. We caution you that the Company’s business and financial performance is subject to substantial risks and uncertainties.

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

From our inception on January 6, 2016, until the present, we have had limited operating activities. During the period from inception on January 6, 2016 until the date of this Form 10-Q we have had no revenues. During the period from inception on January 6, 2016 to March 31, 2019 we had operating expenses of $5,791,864 which consisted mainly of consulting and business development expenses.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the three month periods ended March 31, 2019 and 2018.

Revenues. For the three months ended March 31, 2019 and 2018, net revenues were $-0-.

Consulting and business development. Consulting and business development fees for the three months ended March 31, 2019 and 2018 were $869,667 and $15,000, respectively. On August 1, 2018, the Company issued a total of 10,475,000 shares of its common stock for consulting services to be rendered to the Company. The shares were valued at $0.50 per share or $5,237,500 and were expensed over the terms of the respective Consulting Agreements ranging from 3 to 6 months.

Professional and accounting fees. Professional and accounting fees for the three months ended March 31, 2019 and 2018 were $5,151 and $1,296, respectively. Professional fees consist mainly of the fees for the audits and reviews of the Company’s financial statements as well as the filings with the SEC. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other selling, general and administrative expenses. Other selling, general and administrative expenses for the three months ended March 31, 2019 and 2018 were $1,843 and $1,724, respectively. We expect that selling, general and administrative expenses will increase as we add personnel to build our business.

Other Income (Expense). The Company had net other expenses of $-0- for the three months ended March 31, 2019 and 2018.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Personnel

The Company has project-based contract personnel that we utilize to carry out our business. We utilize contract personnel on a continuous basis, primarily in connection with service contracts which require a high level of specialization for one or more of the service components offered.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans and sales of common stock. As of March 31, 2019, our primary source of liquidity consisted of $15,036 in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended March 31, 2019, the Company sold a total of 200,000 shares of its common stock at a price of $0.50 per share or an aggregate of $100,000 total. The Company also granted Warrants to purchase 200,000 shares for an exercise price of $1.00 per share expiring two years from the date of the sale.

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

IA ENERGY CORP.

Date: May 14, 2018	By: /s/ Renato Paraiso
Renato Paraiso
Chief Executive Officer and Chief Financial Officer

