Form 10-Q
period 2019-06-30
IA Energy Corp.
filed 2019-08-13
CIK 1673431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August __, 2019, the Company had issued and outstanding 36,503,800 shares of common stock.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018.

IA ENERGY CORP.
Balance Sheets
(Unaudited)

ASSETS

	June 30,	December 31,
	2019	2018

CURRENT ASSETS

Cash and cash equivalents	$1,161	$530

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$1,161	$530

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable, related party	$12,000	$9,000
Loans payable, related party	60,000	84,000

Total Current Liabilities	72,000	93,000

TOTAL LIABILITIES	72,000	93,000

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
-0- shares issued	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
36,503,800 and 36,303,800 shares issued
and outstanding, respectively	3,650	3,630
Additional paid-in capital	5,748,250	5,648,270
Deferred stock-based compensation	—	(829,167)
Accumulated deficit	(5,822,739)	(4,915,203)

Total Stockholders' Equity (Deficit)	(70,839)	(92,470)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,161	$530

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Consulting and business development (including stock based
compensation of $-0-, $-0-, $829,167 and $-0-, respectively)	17,500	22,100	887,167	37,100
Professional and accounting fees	11,590	1,675	16,741	2,971
Other selling, general and administrative	1,785	5,314	3,628	7,038

Total Operating Expenses	30,875	29,089	907,536	47,109

LOSS FROM OPERATIONS	(30,875)	(29,089)	(907,536)	(47,109)

OTHER INCOME (EXPENSES)	—	—	—	—

NET LOSS	$(30,875)	$(29,089)	$(907,536)	$(47,109)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	36,503,800	25,515,000	36,426,022	25,515,000

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Six Months Ended June 30, 2019
			Additional	Deferred		Total
	Common Stock		Paid-in	Stock-based	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance, December 31, 2018	36,303,800	3,630	5,648,270	(829,167)	(4,915,203)	(92,470)

Common stock issued for cash	200,000	20	99,980	—	—	100,000

Expense recognition of deferred stock-based
compensation	—	—	—	829,167	—	829,167

Net loss for the three months ended
March 31, 2019	—	—	—	—	(876,661)	(876,661)

Balance, March 31, 2019	36,503,800	3,650	5,748,250	—	(5,791,864)	(39,964)

Net loss for the three months ended
June 30, 2019	—	—	—	—	(30,875)	(30,875)

Balance, June 30, 2019	36,503,800	$3,650	$5,748,250	$—	$(5,822,739)	$(70,839)

Six Months Ended June 30, 2018
			Additional	Deferred		Total
	Common Stock		Paid-in	Stock-based	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance, December 31, 2017	25,515,000	2,552	254,948	—	(279,487)	(21,987)

Net loss for the three months ended
March 31, 2018	—	—	—	—	(18,020)	(18,020)

Balance, March 31, 2018	25,515,000	2,552	254,948	—	(297,507)	(40,007)

Net loss for three months ended
June 30, 2018	—	—	—	—	(29,089)	(29,089)

Balance, June 30, 2018	25,515,000	$2,552	$254,948	$—	$(326,596)	$(69,096)

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(907,536)	$(47,109)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock-based compensation	829,167	—
Changes in operating assets and liabilities:
Accounts payable, third parties	—	(5,000)
Accounts payable, related party	3,000	3,000

Net Cash Used by Operating Activities	(75,369)	(49,109)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	100,000	—
Proceeds from related party loans	26,000	46,000
Payments on related party loans	(50,000)	—

Net Cash Provided by Financing Activities	76,000	46,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	631	(3,109)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	530	6,513

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,161	$3,404

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$—	$—
Taxes	$—	$—

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

b.       Interim Financial Statements

The interim financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019.

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

f.       Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all or some portion of such deferred tax assets will not be realized. A full allowance against deferred tax assets was provided as of June 30, 2019 and December 31, 2018.

At June 30, 2019, the Company had net operating loss carryforwards of approximately $460,000 which may be offset against future taxable income. Approximately $280,000 expires in 2036 and 2037 and approximately $180,000 does not expire. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

Each Warrant is exercisable into shares of our common stock at an exercise price of $1.00 per share and expires two years from the date of its issuance. As of June 30, 2019, there were a total of 313,800 Warrants outstanding.

NOTE 4 - FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, accounts payable and loans payable. The carrying amount of these assets and liabilities approximates fair value due to their short-term nature.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 2019 of $5,822,739 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Loans Payable, Related Party

The Company periodically receives advances from a corporation controlled by John Munoz, beneficial owner of 25,000,000 shares of our common stock and Chief Executive Officer of the Company from inception on January 6, 2016 to July 25, 2017. These loans are non-interest bearing and due on demand. The amount of loans payable to this corporation as of June 30, 2019 and December 31, 2018 was $60,000 and $84,000, respectively.

Sublease Agreement

On July 1, 2017, the Company executed a Sublease Agreement with another corporation controlled by John Munoz. The Sublease Agreement provides for the Company’s use of office space in Harbor City California at a Monthly Base Rent of $500 per month. The term of the Sublease commenced on July 1, 2017 and is to continue on a month-to-month basis, terminable by either party upon 30 days written notice. For the six months ended June 30, 2019 and 2018, the Company recorded $3,000 and $3,000, respectively, in rent expense which is included in other selling, general and administrative expenses.

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

From our inception on January 6, 2016, until the present, we have had limited operating activities. During the period from inception on January 6, 2016 until the date of this Form 10-Q we have had no revenues. During the period from inception on January 6, 2016 to June 30, 2019 we had operating expenses of $5,822,739 which consisted mainly of consulting and business development expenses.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the three and six month periods ended June 30, 2019 and 2018.

Revenues. For the three and six months ended June 30, 2019 and 2018, net revenues were $-0-.

Consulting and business development. Consulting and business development fees for the three months ended June 30, 2019 and 2018 were $17,500 and $22,100, respectively. Consulting and business development fees for the six months ended June 30, 2019 and 2018 were $887,167 and $37,100, respectively. On August 1, 2018, the Company issued a total of 10,475,000 shares of its common stock for consulting services to be rendered to the Company. The shares were valued at $0.50 per share or $5,237,500 and were expensed over the terms of the respective Consulting Agreements ranging from 3 to 6 months.

Professional and accounting fees. Professional and accounting fees for the three months ended June 30, 2019 and 2018 were $11,590 and $1,675, respectively. Professional and accounting fees for the six months ended June 30, 2019 and 2018 were $16,741 and $2,971, respectively. Professional fees consist mainly of the fees for the audits and reviews of the Company’s financial statements as well as the filings with the SEC. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other selling, general and administrative expenses. Other selling, general and administrative expenses for the three months ended June 30, 2019 and 2018 were $1,785 and $5,314, respectively. Other selling, general and administrative expenses for the six months ended June 30, 2019 and 2018 were $3,628 and $7,038, respectively. We expect that selling, general and administrative expenses will increase as we add personnel to build our business.

Other Income (Expense). The Company had net other expenses of $-0- for the six months ended June 30, 2019 and 2018.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Personnel

The Company has project-based contract personnel that we utilize to carry out our business. We utilize contract personnel on a continuous basis, primarily in connection with service contracts which require a high level of specialization for one or more of the service components offered.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans and sales of common stock. As of June 30, 2019, our primary source of liquidity consisted of $1,161 in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

IA ENERGY CORP.

Date: August __, 2019	By: /s/ Renato Paraiso
Renato Paraiso
Chief Executive Officer and Chief Financial Officer

