Form 10-K
period 2019-12-31
IA Energy Corp.
filed 2020-04-15
CIK 1673431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Issuer’s revenues for its most recent fiscal year: $0.

Since our common stock has not yet been approved for quotation, the aggregate market value of the common stock of IA Energy Corp. held by non-affiliates as of June 30, 2019 was $0.

As of April 14, 2019, there were 36,603,800 shares of common stock issued and outstanding.

2

IA ENERGY CORP.

Report on Form 10-K

FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements.” These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like “believes,” “anticipates,” “expects,” “estimates,” “envisions,” “plans,” “projects” or similar terms. These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations and those of our directors or officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, and (iii) our financing plans. You are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the effect of inflation and other negative economic trends and developments on the business of our customers and other barriers, examples being government regulation and competition. All forward-looking statements attributable to us are expressly qualified in their entirety by this foregoing cautionary statement.

Unless otherwise noted, references in this report to the “Company,” “IAEC,” “we,” “our,” or “us” means

IA Energy Corp.

PART I.

ITEM 1.	BUSINESS

Company History

IA Energy Corp., a Wyoming corporation, is a start-up global waste-to-energy company. We were incorporated on January 6, 2016 in the state of Wyoming. Our business office and mailing address is One World Trade Center, Suite 130, Long Beach, California 90831, and our telephone number is (310) 891-1959.

Financial Information

The audited financial statements for the fiscal year ended December 31, 2019 are attached hereto as Item 8 in this annual report.

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

From our inception on January 6, 2016, until the present, we have had limited operating activities. During the period from inception on January 6, 2016 until December 31, 2019 we had no revenues. During the period from inception on January 6, 2016 to December 31, 2019 we had operating expenses of $5,872,522 which consisted mainly of consulting and business development expenses.

OZS Management Consultancy Services

On January 6, 2016, we entered into an agreement with OZS Management Consultancy Services to develop our contracts in the Philippines and to establish our first operating facility.

OZS Management Consultancy Services is strategically located in Makati, the business district of Philippines. OZS is a business management consulting firm that provides business consultancy services to foreign and local companies setting up operations in the Philippines.

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

Business and Technology Description

Our initial focus will be to build and operate a pilot facility to process waste tires, which are in great supply in the Philippines due to a shortage of disposal capacity for these tires, and the lack of desire to create landfill capacity or alternative solutions. Supply of tires for processing is readily available, at low or no cost to us.

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

According to several articles and news sites, the Philippines faced a power supply shortage leading to rolling blackouts across the country during the years 2014-2015. In late 2014, President Aquino requested the Congress to pass a resolution giving him emergency power to allow the government to provide additional supply and prevent a power shortage in 2015. However, the passing of the resolution was delayed, and Aquino admitted that his original plan was no longer feasible. His proposal was tweaked and the Interruptible Load Program (ILP) was recommended for use in the Luzon power grid instead. The ILP essentially enrolls large establishments, including government owned and controlled corporations, with their own generators to voluntarily disconnect from the main grid and switch to their generators instead when a power outage was predicted. Their rationale was that a power outage would cause these establishments to run on generators anyway, so it is more beneficial for them to run their generators in an organized fashion.

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

Waste plastic to pyrolysis can generate quality fuel with lower emission, control waste plastic pollution, recover energy from waste plastic pollution, recover energy from waste plastic. In case of waste plastic management, pyrolysis is better alternative compared to incineration or dumping. Incineration is burning of waste which leads to loss of valuable energy from polymer waste. Dumping of polymer waste is known to cause land pollution. By pyrolysis of polymer waste, it is possible to recover value oil from waste plastic in the form of Hydrocarbon gas and charcoal. Pyrolysis is a thermo chemical decomposition or cracking of organic material at elevated temperatures inside a closed chamber where oxygen is removed and not allowed. Petroleum is a component of plastic, it can represent 60-80% of the source material by weight; thereby through pyrolysis technology, the petroleum component of the plastics could be recovered instead of burying in the landfills.

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

Employees

As of the date of this report, we have one employee, our CEO, Renato Paraiso.

We outsource certain services to OZS. OZS currently has 6 employees and utilizes the services of various contract personnel from time to time. None of the OZS employees are employed under a collective bargaining agreement. We intend to continue to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers will enhance our ability to contain general and administrative expenses.

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

ITEM 1A.	RISK FACTORS

FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements.” These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like “believes,” “anticipates,” “expects,” “estimates,” “envision” or similar terms. These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations and those of our directors or officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, and (iii) our financing plans. You are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the effect of inflation and other negative economic trends and developments on the business of our customers and other barriers, government regulation and competition. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

A global pandemic may disrupt our business or the business of our customers.

In December 2019, COVID-19, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. The occurrence of an uncontrollable event such as the COVID-19 pandemic is likely to negatively affect our operations. Efforts to contain the spread of the coronavirus have intensified, including social distancing, travel bans and quarantine, and this has limited access to our facilities, customers, management, support staff and professional advisors. These, in turn, will not only impact our operations, financial condition and demand for our products and services but our overall ability to react timely to mitigate the impact of this event. Also, it will substantially hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission.

Unforeseeable circumstances could delay or disrupt our operations and negatively impact our operating results and financial condition.

Fire, riot, strikes, labor disputes, freight embargoes or transportation delays, acts of God or of the public enemy, war, acts or threats of terrorism, or civil disturbances, extreme weather conditions or natural disasters such as floods, earthquakes, hurricanes and tsunamis, and their related consequences and effects, including energy shortages and public health issues, any existing or future laws, rules, regulations or acts of any government (including any orders, rules or regulations issued by any official or agency or such government), or any cause beyond the Company’s reasonable control (each a “Force Majeure Event”), affecting our business, could delay or disrupt our operations, and the operations of our vendors, other suppliers and their operations or result in economic instability that may negatively impact our operating results and financial condition.

An overall economic downturn could negatively impact our earnings.

Any weakening of economic activity in our markets could result in a loss of customers, which could adversely affect our revenues or restrict our future growth. It may become more difficult for customers to pay their bills, leading to slow collections and higher-than-normal levels of accounts receivable. This could increase our financing requirements and bad debt expense. The foregoing could negatively affect earnings and liquidity, reducing our ability to grow the business.

Climate change, carbon neutral or energy efficiency legislation or regulations could restrict our market opportunities, negatively affecting our growth, cash flows and earnings.

The federal and/or state governments may enact legislation or regulations that attempt to control or limit the causes of climate change, including greenhouse gas emissions such as carbon dioxide and emissions of methane. Such laws or regulations could impose additional costs or operational requirements. They could also provide a cost advantage to alternative energy sources. The focus on climate change could negatively impact the reputation of fossil fuel products or services.

We are subject to physical and financial risks associated with climate change.

Climate change can create physical and financial risk. Climate change may impact a region’s economic health, which could impact our revenues. Our financial performance is tied to the health of the regional economies we serve. The price of energy has an impact on the economic health of our communities. The cost of additional regulatory requirements, such as regulation of CO2 emissions, or additional environmental regulation could impact the prices charged

We may have difficulty managing the expansion of our operations.

In order to effectively manage our operations and growth, including growth in the sales of, and services related to, our business, we may need to:

•	scale our internal infrastructure, including establishing additional facilities on a timely basis;

•	attract and retain sufficient numbers of talented personnel, including application engineers, customer support staff and production personnel;

•	continue to enhance our compliance and quality assurance systems; and

•	continue to improve our operational, financial and management controls and reporting systems and procedures.

Rapid expansion of our operations could place a strain on our senior management team, support teams, manufacturing lines, information technology platforms and other resources. In addition, we may be required to place more reliance on our strategic partners and suppliers, some of whom may not be capable of meeting our production demands in terms of timing, quantity, quality or cost. Difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any rapid expansion could harm our business, prospects, results of operations or financial condition.

Changes in environmental and regulatory policies could hurt the market for our products.

Our business is affected by government environmental policies, mandates and regulations around the world, most significantly with respect to emission standards. There can be no assurance that these policies, mandates and regulations will be continued or expanded as assumed in our growth strategy.

The adoption of new, more stringent and burdensome government regulations, whether at the foreign, federal, state, or local level, in markets in which we supply our products, may require modification of our processes. Thus, we might incur unanticipated expenses in meeting future compliance requirements and may be required to increase our research and product development expenditures. Increases in such costs and expenses could necessitate increases in the prices we charge our customers for our product, which could adversely affect demand for them.

The price of our stock may be volatile and may decline in value.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Business, political and economic factors may affect our operations, the manner in which we conduct our business and our rate of growth.

If the world economic conditions deteriorate or do not improve, our target consumer base may be disproportionately affected. Stagnant economic growth is likely to negatively affect our customers' ability to purchase our goods. The resulting impact of such economic conditions on our customers and on consumer spending could have a material adverse effect on demand for our products and on our business, financial condition and operating results.

Our performance is influenced by a variety of economic, social, and political factors

Our performance is influenced by a variety of economic, social, and political factors. Economic uncertainty, unfavorable employment levels, declines in consumer confidence, increases in consumer debt levels, increased commodity prices, and other economic factors may affect our customer spending and adversely affect the demand for our products. Economic conditions also affect governmental political and budgetary policies. As a result, economic conditions can have an effect on the sale of our products to our customers.

A global economic crisis could result in decreases in customer spending

We operate in competitive and evolving markets locally, nationally and globally. These markets are subject to rapid technological change and changes in demand. In seeking market acceptance we will encounter competition. Many of these competitors have substantially greater financial, marketing and other resources than the Company. Our revenue could be materially adversely affected if we are unable to compete successfully with these other providers.

The Company is subject to foreign business, political and economic disruption risks

Our operations take place in both the United States and the Philippines. As a result, we are exposed to foreign business, political and economic risks, which could adversely affect our financial position and results of operations, including:

•	difficulties in managing relationships from outside of the jurisdiction;
•	political and economic instability;
•	less developed business and political infrastructures;
•	susceptibility to business interruption in foreign areas due to war, terrorist attacks, medical epidemics, changes in political regimes, and general interest rate and currency instability;
•	exposure to possible litigation or claims in foreign jurisdictions; and,
•	competition from foreign-based providers and the existence of protectionist laws and business practices that favor such providers.

Early stage of the Company and its products

We have no revenue from operations and may not generate any significant revenue in the near future. To achieve profitable operations we must successfully initiate, sell and distribute our products. The time frame necessary to achieve market success for any individual product is uncertain. There can be no assurance that our efforts will be successful, or that any of our products will prove to meet the anticipated levels of approval or effectiveness, or that we will be able to obtain and retain customers.

Uncertainty of future sales

We require the commitment of substantial resources to advertisement, marketing and distribution of our products, however there can be no assurance that our products will meet the effectiveness required to be competitive in the marketplace and that our products achieve customer acceptance.

Future capital requirements; uncertainty of future funding

Substantial expenditures will be required to enable us to conduct existing product research, manufacturing, marketing and distribution of our products. We will need to raise additional capital to facilitate growth. We have no established bank-financing arrangements and until we have sufficient assets, capital, and inventory or accounts receivable, it is not anticipated that we will secure any bank financing in the near future. We will need to seek additional financing through subsequent future sales of our securities, including equity securities. We may also seek funding through strategic partnerships and other arrangements with corporate partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available, we may be required to curtail one or more of our programs.

C Corporation tax status

We are a C Corporation under the Internal Revenue Code of 1986. All items of income and loss are taxed first at the corporate level and any dividends distributed to shareholders are taxed at the shareholder level as well.

Limited current sales and marketing capability

We must either retain and hire the necessary personnel to distribute and market our products or enter into collaborative arrangements or distribution agreements with third parties who will market such products or develop our own marketing and sales force with technical expertise and supporting distribution capability. There can be no assurance that we will be able to retain or hire the personnel with sufficient experience and knowledge to distribute and market our products or be able to enter into collaborative or distribution arrangements or develop our own sales force, or that such sales and marketing efforts will be successful.

No dividends

No cash dividends have been paid. Payment of dividends on the Common Stock is within the discretion of the Board of Directors, is subject to state law, and will depend upon our earnings, if any, its capital requirements, financial condition and other relevant factors.

Possible volatility of stock price

The market price of our securities is likely to be highly volatile. In addition, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market price of many companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price, if a market develops, of our Stock.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce our ability to earn a profit.

We file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release 33-8889 we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the year. If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Management believes that these reporting obligations will increase out annual legal and accounting costs.

Penny stock regulations

If our stock is below $5.00 per share, or we do not have $2,000,000 in net tangible assets, or are not listed on an exchange or on the NASDAQ National Market System, among other conditions, our shares may be subject to a rule promulgated by the Securities and Exchange Commission (the “SEC”) that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Furthermore, if the price of our stock is below $5.00, and does not meet the conditions set forth above, sales of our stock in the secondary market will be subject to certain additional new rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of stock provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and disclosure of the sales person working for the broker-dealer. These rules and regulations may affect the ability of broker-dealers to sell our securities, thereby limiting the liquidity of the securities. They may also affect the ability of shareholders to resell their securities in the secondary market.

ITEM 2.	PROPERTIES

IA Energy Corp.’s corporate office is located at One World Trade Center, Suite 130, Long Beach, California 90831. As the company continues to grow, the facilities and employment-related expenses will likely increase significantly. We lease our offices at this location pursuant to a written sub-lease on a month-to-month basis. We occupy approximately 150 square feet at this location in exchange for $500 per month. We believe our facilities are suitable for our present needs. We also intend to secure additional office and administrative facilities when necessary.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Currently, our securities are not traded on any market.

Holders

We had 36 registered stockholders of record of our common stock as of December 31, 2019. Registered holders do not include those stockholders whose stock has been issued in street name.

Dividends

Common Stock - No dividends have ever been paid on the Common Stock and the Company does not currently anticipate paying any cash or other dividends on the Common Stock. Future dividend policy will be determined by the Board of Directors of the Company in light of prevailing financial need and earnings, if any, of the Company and other relevant factors.

Preferred Stock - Under our articles of incorporation, our Board of Directors is authorized, without stockholder action, to issue preferred stock in one or more series and to fix the number of shares and rights, preferences, and limitations of each series. Among the specific matters that may be determined by the Board of Directors are the dividend rate, the redemption price, if any, conversion rights, if any, the amount payable in the event of any voluntary liquidation or dissolution of our company, and voting rights, if any. As of the date of this report, no shares of preferred stock were issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2019 the Company has not adopted any equity compensation or similar type of plans.

Issuer Purchases of Equity Securities

There were no stock repurchases during the year ended December 31, 2019.

Recent Sales of Unregistered Securities

See Item 9B., below regarding the sale of unregistered securities on January 8, 2020, subsequent to the period covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this annual report. Some of the statements under “Management’s Discussion and Analysis,” “Business” and elsewhere herein may include forward-looking statements which reflect our current views with respect to future events and financial performance. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

All forward-looking statements address such matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read herein reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our written and oral forward-looking statements attributable to us or individuals acting on our behalf and such statements are expressly qualified in their entirety by this paragraph.

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

Results of Operations

For the years ended December 31, 2019 and 2018

Revenues. For the years ended December 31, 2019 and 2018, net revenues were $-0-.

Consulting and business development. Consulting and business development fees for the years ended December 31, 2019 and 2018 were $913,167 and $4,471,433, respectively. During the year ended December 31, 2018, the Company issued a total of 10,475,000 shares of its common stock for consulting services to be rendered to the Company. The shares were valued at $0.50 per share or $5,237,500 and were expensed over the terms of the respective Consulting Agreements ranging from 3 to 6 months.

Professional and accounting fees. Professional and accounting fees for the years ended December 31, 2019 and 2018 were $26,102 and $150,771, respectively. During the year ended December 31, 2018, the Company issued a total of 250,000 shares of its common stock for legal services rendered to the Company. The shares were valued at $0.50 per share or $125,000. Professional fees consist mainly of the fees for the audits and reviews of the Company’s financial statements as well as the filings with the SEC. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other selling, general and administrative expenses. Other selling, general and administrative expenses for the years ended December 31, 2019 and 2018 were $8,050 and $13,512, respectively. We expect that selling, general and administrative expenses will increase as we add personnel to build our business.

Other Income (Expense). The Company had other income (expenses) of $-0- for the years ended December 31, 2019 and 2018.

Liquidity and Capital Resources

As of December 31, 2019, our primary source of liquidity consisted of $1,128 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at December 31, 2019 of $5,862,522 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended December 31, 2019 of $947,319. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

We believe that our capital resources are insufficient for ongoing operations, with minimal current cash reserves, particularly given the resources necessary to expand our business. We will likely require considerable amounts of financing to make any significant advancement in our business strategy. There is presently no agreement in place that will guarantee financing for our Company, and we cannot assure you that we will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect our Company and our business and may cause us to substantially curtail or even cease operations. Consequently, you could incur a loss of your entire investment in the Company.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IA ENERGY CORP.

FINANCIAL STATEMENTS

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IA Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IA Energy Corp. (the “Company”) as of December 31, 2019 and 2018 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of IA Energy Corp. as of December 31, 2019 and 2018 and the results of its operations and cash flows for the years ended December 31, 2019 and 2018 in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

April 10, 2020

We have served as the Company’s auditor since 2017.

IA ENERGY CORP.
Balance Sheets

ASSETS

	December 31,	December 31,
	2019	2018

CURRENT ASSETS

Cash and cash equivalents	$1,128	$530

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$1,128	$530

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable, related parties	$15,000	$9,000
Loans payable, related party	96,750	84,000

Total Current Liabilities	111,750	93,000

TOTAL LIABILITIES	111,750	93,000

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
-0- shares issued	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
36,503,800 and 36,303,800 shares issued
and outstanding, respectively	3,650	3,630
Additional paid-in capital	5,748,250	5,648,270
Deferred stock-based compensation	—	(829,167)
Accumulated deficit	(5,862,522)	(4,915,203)

Total Stockholders' Equity (Deficit)	(110,622)	(92,470)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,128	$530

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Operations

	For the Years Ended
	December 31,
	2019	2018

NET REVENUES	$—	$—

OPERATING EXPENSES

Consulting and business development (including stock based
compensation of $829,167 and $4,408,333, respectively)	913,167	4,471,433
Professional and accounting fees (including stock based
compensation of $-0- and $125,000, respectively)	26,102	150,771
Other selling, general and administrative	8,050	13,512

Total Operating Expenses	947,319	4,635,716

LOSS FROM OPERATIONS	(947,319)	(4,635,716)

OTHER INCOME (EXPENSES)	—	—

NET LOSS	$(947,319)	$(4,635,716)

Net loss per common share - basic and diluted	$(0.03)	$(0.15)

Weighted average common shares
outstanding - basic and diluted	36,472,207	30,014,597

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Stockholders' Equity (Deficit)

	Year Ended December 31, 2019
			Additional	Deferred		Total
	Common Stock		Paid-in	Stock-based	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance, December 31, 2018	36,303,800	3,630	5,648,270	(829,167)	(4,915,203)	(92,470)

Common stock and warrants issued for cash	200,000	20	99,980	—	—	100,000

Expense recognition of deferred stock-based
compensation	—	—	—	829,167	—	829,167

Net loss for the three months ended
March 31, 2019	—	—	—	—	(876,661)	(876,661)

Balance, March 31, 2019	36,503,800	3,650	5,748,250	—	(5,791,864)	(39,964)

Net loss for the three months ended
June 30, 2019	—	—	—	—	(30,875)	(30,875)

Balance, June 30, 2019	36,503,800	3,650	5,748,250	—	(5,822,739)	(70,839)

Net loss for the three months ended
September 30, 2019	—	—	—	—	(15,071)	(15,071)

Balance, September 30, 2019	36,503,800	3,650	5,748,250	—	(5,837,810)	(85,910)

Net loss for the three months ended
December 31, 2019	—	—	—	—	(24,712)	(24,712)

Balance, December 31, 2019	36,503,800	$3,650	$5,748,250	$—	$(5,862,522)	$(110,622)

	Year Ended December 31, 2018
			Additional	Deferred		Total
	Common Stock		Paid-in	Stock-based	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance, December 31, 2017	25,515,000	2,552	254,948	—	(279,487)	(21,987)

Net loss for the three months ended
March 31, 2018	—	—	—	—	(18,020)	(18,020)

Balance, March 31, 2018	25,515,000	2,552	254,948	—	(297,507)	(40,007)

Net loss for the three months ended
June 30, 2018	—	—	—	—	(29,089)	(29,089)

Balance, June 30, 2018	25,515,000	2,552	254,948	—	(326,596)	(69,096)

Common stock and warrants issued for cash	63,800	6	31,894	—	—	31,900

Common stock issued for services and
future services	10,725,000	1,072	5,361,428	(5,362,500)	—	—

Expense recognition of deferred stock-based
compensation	—	—	—	1,958,334	—	1,958,334

Net loss for the three months ended
September 30, 2018	—	—	—	—	(1,988,589)	(1,988,589)

Balance, September 30, 2018	36,303,800	3,630	5,648,270	(3,404,166)	(2,315,185)	(67,451)

Expense recognition of deferred stock-based
compensation	—	—	—	2,574,999	—	2,574,999

Net loss for the three months ended
December 31, 2018	—	—	—	—	(2,600,018)	(2,600,018)

Balance, December 31, 2018	36,303,800	$3,630	$5,648,270	$(829,167)	$(4,915,203)	$(92,470)

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(947,319)	$(4,635,716)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock-based compensation	829,167	4,533,333
Changes in operating assets and liabilities:
Accounts payable, third parties	—	(5,000)
Accounts payable, related parties	6,000	6,000

Net Cash Used by Operating Activities	(112,152)	(101,383)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	100,000	31,900
Proceeds from related party loans	66,750	63,500
Payments on related party loans	(54,000)	—

Net Cash Provided by Financing Activities	112,750	95,400

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	598	(5,983)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	530	6,513

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,128	$530

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$—	$—
Taxes	$—	$—

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

c       Use of Estimates in the Preparation of Financial Statements

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

e.       Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all or some portion of such deferred tax assets will not be realized. A full allowance against deferred tax assets was provided as of December 31, 2019 and 2018.

At December 31, 2019, the Company had net operating loss carryforwards of approximately $500,000 which may be offset against future taxable income. Approximately $280,000 expires in 2036 and 2037 and approximately $220,000 does not expire. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On August 1, 2018, the Company issued a total of 10,475,000 shares of its common stock to one consulting firm entity and nine individuals for consulting services to be rendered to the Company pursuant to Consulting Agreements dated August 1, 2018 for terms ranging from 3 to 6 months. The shares were valued at $0.50 per share or $5,237,500 total which were being expensed as consulting and business development expenses on the statement of operations over the terms of the respective Consulting Agreements. $4,408,333 (of the $5,237,500 total) has been expensed in the year ended December 31, 2018, and $829,167 (of the $5,237,500 total) has been expensed in the year ended December 31, 2019.

On August 1, 2018, the Company issued a total of 250,000 shares of its common stock for legal services rendered to the Company. The shares were valued at $0.50 per share or $125,000 total which is included in professional and accounting fees on the statement of operations for the year ended December 31, 2018.

On March 12, 2019, the Company sold 200,000 shares of its common stock (and 200,000 Warrants) to an investor at a price of $0.50 per share or $100,000 total.

Warrants

A summary of Warrants activity for the years ended December 31, 2018 and 2019 follows:

Balance, January 1, 2018	150,000
Issued in 2018	63,800
Balance, December 31, 2018	213,800
Issued in 2019	200,000
Expired in 2019	(150,000)
Balance, December 31, 2019	263,800

Each Warrant is exercisable into shares of our common stock at an exercise price of $1.00 per share and expires two years from the date of its issuance.

NOTE 4 - FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, accounts payable and loans payable. The carrying amount of these assets and liabilities approximate fair value due to their short-term nature.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2019 of $5,862,522 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital. The management of the Company has developed a strategy which it believes will accomplish this objective through short term loans from related parties and additional equity investments which will enable the Company to continue operations for the coming year. However, there is no assurance that these objectives will be met. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 6 - RELATED PARTY TRANSACTIONS

Loans Payable, Related Party

The Company periodically receives advances from a corporation controlled by John Munoz, beneficial owner of 25,000,000 shares of our common stock and Chief Executive Officer of the Company from inception on January 6, 2016 to July 25, 2017. These loans are non-interest bearing and due on demand. During the year ended December 31, 2019, the Company received additional loans of $66,750 and paid $54,000 as a repayment on the loans. The amount of loans payable to this corporation as of December 31, 2019 and 2018 was $96,750 and $84,000, respectively.

Sublease Agreements

On July 1, 2017, the Company entered into a Sublease Agreement with another corporation controlled by John Munoz. The Sublease Agreement provided for the Company’s use of office space in Harbor City, California at a Monthly Base Rent of $500 per month. The term of the Sublease commenced on July 1, 2017 and ended October 31, 2019.

Effective November 1, 2019, the Company entered into a Sublease Agreement with the related party described in the first paragraph of Note 6 for the Company’s use of office space in Long Beach, California at a Monthly Base Rent of $500 per month. The Sublease is month to month and terminable by either party upon 30 days written notice.

For the years ended December 31, 2019 and 2018, the Company recorded $6,000 and $6,000, respectively, in rent expense which is included in other selling, general and administrative expenses.

NOTE 7 - SUBSEQUENT EVENTS

On January 8, 2020, the Company issued 100,000 restricted shares of Common Stock to a third party service provider in consideration of services provided to the Company valued at $10,000. With respect to the transaction, no solicitation was made and no underwriting discounts were given or paid. The Company believes that the issuance of the shares was exempt from registration provided by Section 4(a)(2) of the Securities Act of 1933.

For the three months ended March 31, 2020, the Company received additional loans of $35,500 from the related party described in the first paragraph of Note 6. The loans are non-interest bearing and due on demand.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We attempt to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, to allow for timely decisions regarding required disclosure.

As of December 31, 2019, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report because there was no segregation of the duties with only a sole member in our management team and our board of directors does not have a formal audit committee.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Our management has concluded that, as of December 31, 2019, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during our fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Subsequent Events.

On January 8, 2020, subsequent to the period covered by this report, the Company issued 100,000 restricted shares of Common Stock to a third party service provider in consideration of services provided to the Company valued at $10,000. With respect to the transaction, no solicitation was made and no underwriting discounts were given or paid. The Company believes that the issuance of the shares was exempt from registration provided by Section 4(a)(2) of the Securities Act of 1933.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers

Our current sole director and executive officer of the Company is as follows:

Name	Age	Positions and Offices	Directorship Term	Period of Service as a Director
Renato A. Paraiso	40	CEO, CFO, Secretary and Director	1 year	3 years

All of the Company’s directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no significant employees other than Mr. Paraiso.

Family Relationships

There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of IAEC or a Significant Employee is as follows:

Renato A. Paraiso – Mr. Paraiso is the Company’s Chief Executive Officer and Chairman of the Board since July 2017. From July 2009 to the present Mr. Paraiso has been a partner in the law firm Gracilla & Paraiso Law Offices, 5th floor Builders Center, 170 Salcedo St., Legazpi Village, Makati City 1226, Philippines. Additionally, Mr. Paraiso is a member of the Board of Directors and Corporate Secretary for IGBL Corporation from May 2011 to present. From March 2004 to present Mr. Paraiso was also invited to work for the government of the Philippines and served as a consultant for the Executive Director for Anti-Terror Council, Undersecretary Nabil Tan of the Office of the Executive Secretary in Malacañang Palace. From September 2010 to September 2013, Mr. Paraiso, served as the President and Chief Legal Counsel for True Green Energy Group whose business involved the development, production, deployment and operation of its proprietary technology to convert municipal solid waste into alternative sources of fuel. Mr. Paraiso attended and finished his primary, secondary and tertiary education in one of the Philippines top and oldest universities, the Royal and Pontifical University of Santo Tomas, finishing with a degree in Legal Management in March 2000. It is also in this prestigious school that he started to attend law school but transferred and eventually attained his Bachelor of Laws in Philippine Law School in March 2003 and passed the Philippine Bar Examination in 2007. Mr. Paraiso is a member of the Philippine Trial Lawyers Association.

Directorships

No Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

Involvement in Certain Legal Proceedings

During the past ten years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company has been or filed:

1.	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and Control Persons

None.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Based upon a review of out shareholder list, we have determined that our sole officer and director as well as certain beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock have failed to timely file the required Reports pursuant to Section 16(a) of the Exchange Act of 1934. We are in the process of taking action to remediate this failure.

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

Audit Committee and Audit Committee Financial Expert

We also do not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation for the two fiscal years ended December 31, 2019 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. We did not award cash bonuses, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two fiscal years ended December 31, 2019 and 2018; thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Stock Award(s) ($)	Option Awards $	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
Renato A. Paraiso	2019	$-	$-	-	$-	$
CEO, President,	2018	$$25,000	$-	-	$-		$-

Compensation of Directors

Each director may be reimbursed for certain expenses incurred in attending board of directors and committee meetings.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any Director that would result in payments to such person because of his or her resignation with the Company, or its subsidiaries, any change in control of the Company IAEC. There are no agreements or understandings for any Director to resign at the request of another person. None of our Directors or executive officers acts or will act on behalf of or at the direction of any other person.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards to our Named Executive Officers or directors as of December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have determined beneficial ownership as shown in the following two tables in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the two tables below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

Applicable percentage ownership as shown in the two tables below is based on 36,603,800 shares of common stock outstanding on March 31, 2020. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2020. However, we did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

Security Ownership of Certain Beneficial Owners

The following table shows the amount of common stock beneficially owned by holders of more than 5% of the outstanding shares of any class of our voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	John R. Munoz One World Trade Center Suite 130 Long Beach, CA 90831	25,000,000	68.53%

Common Stock	OZS Management Consultancy Services One World Trade Center Suite 130 Long Beach, CA 90831	4,950,000	13.57%

Common Stock	Lady Jho Pineda Dimitui 310 San Miguel Magalang Pampanga, Philippines 2011	4,950,000	13.57%

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of our voting securities held by all of the Company’s current directors and executive officers.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Renato A. Paraiso One World Trade Center Suite 130 Long Beach, CA 90831	50,000	0.14%

Common Stock	Directors and Executive Officers as a Group (1 Person)	50,000	0.14%

Change of Control

Neither management nor our shareholders have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger, change of control, or similar transaction.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans, previously approved or not by stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We occupy office space in accordance with a sublease from The OZ Corporation. The beneficial shareholder of The OZ Corporation is John R. Munoz, who is the controlling shareholder of the Company. No rent has been paid and rent started to accrue at the rate of $500 per month on November 1, 2019.

Review, Approval or Ratification of Transactions with Related Persons

Not Applicable.

Promoters and Certain Control Persons

There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company is to be a party, in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Director Independence

Our Board of Directors has not established Audit, Compensation, and Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. Our sole director, Renato A. Paraiso is not “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that the Board has chosen to use for the purposes of determining independence, as the OTC Markets does not provide such a definition.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees invoiced by our independent registered accounting firm Michael T. Studer, CPA P.C. for the fiscal years ended December 31, 2019 and 2018:

	2019	2018
Audit Fees	$17,500	$17,500
Audit Related Fees	-0-	1,000
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$17,500	$18,500

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

Audit Fees

During the fiscal year ended December 31, 2019, we incurred $17,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2019.

During the fiscal year ended December 31, 2018, we incurred $17,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2018.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2019 and 2018 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $-0- and $1,000, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2019 and 2018 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $-0- and $-0-, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2019 and 2018 for products and services provided by our principal independent accountants (other than the services reported above) was $-0- and $-0-, respectively.

PART IV.

ITEM 15. EXHIBITS

(a)           Financial Statements.

(i)           The Balance Sheets of IA Energy Corp., as of December 31, 2019 and 2018, the Statements of Operations for the years ended December 31, 2019 and 2018, the Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2019 and December 31, 2018, and of Cash Flows for the years ended December 31, 2019 and 2018, and together with the notes thereto and the reports of Michael T. Studer COA P.C. thereon appear in Item 8 and are included in this report.

(b)           Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit
31.01	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a) (filed herewith)
31.02	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a) (filed herewith)
32.01	Certification Pursuant to Section 1350 (filed herewith)

             All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IA ENERGY CORP.

Dated: April 15, 2020	/s/ Renato A. Paraiso _________________________________ By: Renato A. Paraiso
Its: President and Secretary,
CEO, Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 15, 2020	/s/ Renato A. Paraiso _________________________________ By: Renato A. Paraiso

