Form 10-Q
period 2020-03-31
IA Energy Corp.
filed 2020-05-15
CIK 1673431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2020

Commission File Number:      333-220706

IA ENERGY CORP.

(Exact name of Registrant as specified in its charter)

Wyoming	81-1002497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One World One World Trade Center, Suite 130, Long Beach, CA 90831

 (Address of principal executive offices, Zip Code)

(310) 891-1959

 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 14, 2020, the Registrant had 36,603,800 shares Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IA ENERGY CORP.
Balance Sheets
(Unaudited)

ASSETS

	March 31,	December 31,
	2020	2019

CURRENT ASSETS

Cash and cash equivalents	$800	$1,128

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$800	$1,128

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable, related parties	$16,500	$15,000
Loans payable, related party	132,250	96,750

Total Current Liabilities	148,750	111,750

TOTAL LIABILITIES	148,750	111,750

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
-0- shares issued	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
36,603,800 and 36,503,800 shares issued
and outstanding, respectively	3,660	3,650
Additional paid-in capital	5,758,240	5,748,250
Accumulated deficit	(5,909,850)	(5,862,522)

Total Stockholders' Equity (Deficit)	(147,950)	(110,622)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$800	$1,128

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

NET REVENUES	$—	$—

OPERATING EXPENSES

Consulting and business development (including stock based
compensation of $10,000 and $829,167, respectively)	32,000	869,667
Professional and accounting fees	13,509	5,151
Other selling, general and administrative	1,819	1,843

Total Operating Expenses	47,328	876,661

LOSS FROM OPERATIONS	(47,328)	(876,661)

OTHER INCOME (EXPENSES)	—	—

NET LOSS	$(47,328)	$(876,661)

Net loss per common share - basic and diluted	$(0.00)	$(0.02)

Weighted average common shares
outstanding - basic and diluted	36,598,244	36,346,497

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(47,328)	$(876,661)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock-based compensation	10,000	829,167
Changes in operating assets and liabilities:
Accounts payable, related parties	1,500	1,500

Net Cash Used by Operating Activities	(35,828)	(45,994)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	—	100,000
Proceeds from related party loans	35,500	10,500
Payments on related party loans	—	(50,000)

Net Cash Provided by Financing Activities	35,500	60,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(328)	14,506

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,128	530

CASH AND CASH EQUIVALENTS, END OF PERIOD	$800	$15,036

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Three Months Ended March 31, 2020
			Additional	Deferred		Total
	Common Stock		Paid-in	Stock-based	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance, December 31, 2019	36,503,800	3,650	5,748,250	—	(5,862,522)	(110,622)

Common stock issued for services	100,000	10	9,990	—	—	10,000

Net loss for the three months ended
March 31, 2020	—	—	—	—	(47,328)	(47,328)

Balance, March 31, 2020	36,603,800	$3,660	$5,758,240	$—	$(5,909,850)	$(147,950)

	Three Months Ended March 31, 2019
			Additional	Deferred		Total
	Common Stock		Paid-in	Stock-based	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance, December 31, 2018	36,303,800	3,630	5,648,270	(829,167)	(4,915,203)	(92,470)

Common stock issued for cash	200,000	20	99,980	—	—	100,000

Expense recognition of deferred stock-based
compensation	—	—	—	829,167	—	829,167

Net loss for the three months ended
March 31, 2019	—	—	—	—	(876,661)	(876,661)

Balance, March 31, 2019	36,503,800	$3,650	$5,748,250	$—	$(5,791,864)	$(39,964)

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.

Notes to the Financial Statements

March 31, 2020

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

b.       Interim Financial Statements

The interim financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2019 as included in our report on Form 10-K.

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

March 31, 2020

(Unaudited)

e.       Revenue Recognition

Revenue will be recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery of products or services has occurred. To date, the Company has not recognized any revenues.

f.       Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all or some portion of such deferred tax assets will not be realized. A full allowance against deferred tax assets was provided as of March 31, 2020 and December 31, 2019.

At March 31, 2020, the Company had net operating loss carryforwards of approximately $537,000 which may be offset against future taxable income. Approximately $280,000 expires in 2036 and 2037 and approximately $257,000 does not expire. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

March 31, 2020

(Unaudited)

During the three months ended March 31, 2019, the Company sold a total of 200,000 shares of its common stock (and 200,000 Warrants) to an investor at a price of $0.50 per share or $100,000 total.

On January 8, 2020, the Company issued 100,000 restricted shares of its common stock to a third party service provider in consideration of consulting services rendered to the Company. The shares were valued at $0.10 per share or $10,000 total which is included in consulting and business development expenses on the statement of operations for the three months ended March 31, 2020. Because there was no market for the common stock at January 8, 2020, the Company estimated the fair value of the issuance at the estimated fair value of the services rendered by the consultant.

Warrants

A summary of Warrants activity for the years ended December 31, 2018 and 2019, and for the three months ended March 31, 2020 follows:

Balance, January 1, 2018	150,000
Issued in 2018	63,800
Balance, December 31, 2018	213,800
Issued in 2019	200,000
Expired in 2019	(150,000)
Balance, December 31, 2019	263,800
Issued in the three months ended March 31, 2020	-
Expired in the three months ended March 31, 2020	-
Balance, March 31, 2020	263,800

Each Warrant is exercisable into shares of our common stock at an exercise price of $1.00 per share and expires two years from the date of its issuance. As of March 31, 2020, there were a total of 263,800 Warrants outstanding (of which 63,800 expire in the three months ending September 30, 2020, and 200,000 expire in the three months ending March 31, 2021.

NOTE 4 - FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, accounts payable and loans payable. The carrying amount of these assets and liabilities approximates fair value due to their short-term nature.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at March 31, 2020 of $5,909,850 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

IA ENERGY CORP.

Notes to the Financial Statements

March 31, 2020

(Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

Loans Payable, Related Party

The Company periodically receives advances from a corporation controlled by John Munoz, beneficial owner of 25,000,000 shares of our common stock and Chief Executive Officer of the Company from inception on January 6, 2016 to July 25, 2017. These loans are non-interest bearing and due on demand. The amount of loans payable to this corporation as of March 31, 2020 and December 31, 2019 was $132,250 and $96,750, respectively.

Sublease Agreement

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

For the three months ended March 31, 2020 and 2019, the Company recorded $1,500 and $1,500, respectively, in rent expense which is included in other selling, general and administrative expenses.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this periodic report.  Some of the statements under “Management’s Discussion and Analysis” and elsewhere herein may include forward-looking statements which reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the industry in general. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. The safe harbor provisions of the federal securities laws do not apply to any forward-looking statements contained in this registration statement.

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

You should read the following discussion of the Company's financial condition and results of operations in conjunction with the financial statements and related notes included in the filing of the company’s Form 10-K filed on April 15, 2020.

Overview

IA Energy Corp., a Wyoming corporation, is a start-up global waste-to-energy company. We were incorporated on January 6, 2016 in the state of Wyoming. Our business office and mailing address is One World Trade Center, Suite 130, Long Beach, CA 90831, and our telephone number is (310) 891-1959. Our website is www.iaenergy.com.

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

From our inception on January 6, 2016, until the present, we have had limited operating activities. During the period from inception on January 6, 2016 until the date of this Form 10-Q we have had no revenues. During the period from inception on January 6, 2016 to March 31, 2020 we had operating expenses of $5,909,850 which consisted mainly of consulting and business development expenses.

Emerging Growth Company

As an emerging growth company, we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment and the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans and sales of common stock. As of March 31, 2020, our primary source of liquidity consisted of $800 in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the three-month periods ended March 31, 2020 and 2019.

Revenues. For the three months ended March 31, 2020 and 2019, net revenues were $-0-.

Consulting and business development. Consulting and business development fees for the three months ended March 31, 2020 and 2019 were $32,000 and $869,667, respectively. On August 1, 2018, the Company issued a total of 10,475,000 shares of its common stock for consulting services to be rendered to the Company. The shares were valued at $0.50 per share or $5,237,500 and were expensed over the terms of the respective Consulting Agreements ranging from 3 to 6 months. During the three months ended March 31, 2019, $829,167 of this amount was expensed as consulting and business development fees.

Professional and accounting fees. Professional and accounting fees for the three months ended March 31, 2020 and 2019 were $13,509 and $5,151, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other selling, general and administrative expenses. Other selling, general and administrative expenses for the three months ended March 31, 2020 and 2019 were $1,819 and $1,843, respectively. We expect that selling, general and administrative expenses will increase as we add personnel to build our business.

Other Income (Expense). The Company had net other expenses of $-0- for the three months ended March 31, 2020 and 2019.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Due to the lack of current operations and limited business activities, the Company does not have any accounting policies that it believes are critical to facilitate an investor’s understanding of the Company’s financial and operating status.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as a result of the material weakness described below, our disclosure controls and procedures were not effective as of March 31, 2020. The material weakness, which relates to internal control over financial reporting, that was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)                Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit

3(i)	Certificate of Incorporation of IA Energy Corp. (1)
3(ii)	Bylaws of IA Energy Corp. (1)
31(i)	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (2)
31(ii)	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (2)
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2020 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)	Previously filed as an Exhibit to Form S-1/A filed on June 6, 2018
(2)	Filed herewith

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

IA ENERGY CORP.

Date: May 15, 2020	/s/ Renato A. Paraiso _________________________________
By: Renato A. Paraiso
Title: Chief Executive Officer and Chief Financial Officer

