Form 10-Q
period 2020-06-30
IA Energy Corp.
filed 2020-08-14
CIK 1673431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2020

Commission File Number:      333-220706

IA ENERGY CORP.

(Exact name of Registrant as specified in its charter)

Wyoming	81-1002497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Trade Center, Suite 130, Long Beach, CA 90831

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

As of July 31, 2020, the Registrant had 36,603,800 shares Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IA ENERGY CORP.
Balance Sheets
(Unaudited)

ASSETS

	June 30,	December 31,
	2020	2019

CURRENT ASSETS

Cash and cash equivalents	$922	$1,128

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$922	$1,128

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable, related parties	$18,000	$15,000
Loans payable, related party	168,350	96,750

Total Current Liabilities	186,350	111,750

TOTAL LIABILITIES	186,350	111,750

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
-0- shares issued	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
36,603,800 and 36,503,800 shares issued
and outstanding, respectively	3,660	3,650
Additional paid-in capital	5,758,240	5,748,250
Accumulated deficit	(5,947,328)	(5,862,522)

Total Stockholders' Equity (Deficit)	(185,428)	(110,622)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$922	$1,128

 The accompanying notes are an integral part of these financial statements.

IA ENERGY CORP.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Consulting and business development (including
stock based compensation of $-0-, $-0-, $10,000
and $829,167, respectively)	15,000	17,500	47,000	887,167
Professional and accounting fees	20,808	11,590	34,317	16,741
Other selling, general and administrative	1,670	1,785	3,489	3,628

Total Operating Expenses	37,478	30,875	84,806	907,536

LOSS FROM OPERATIONS	(37,478)	(30,875)	(84,806)	(907,536)

OTHER INCOME (EXPENSES)	—	—	—	—

NET LOSS	$(37,478)	$(30,875)	$(84,806)	$(907,536)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average common shares
outstanding - basic and diluted	36,603,800	36,503,800	36,601,038	36,426,022

The accompanying notes are an integral part of these financial statements.

IA ENERGY CORP.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(84,806)	$(907,536)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock-based compensation	10,000	829,167
Changes in operating assets and liabilities:
Accounts payable, related parties	3,000	3,000

Net Cash Used by Operating Activities	(71,806)	(75,369)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	—	100,000
Proceeds from related party loans	71,600	26,000
Payments on related party loans	—	(50,000)

Net Cash Provided by Financing Activities	71,600	76,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(206)	631

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,128	530

CASH AND CASH EQUIVALENTS, END OF PERIOD	$922	$1,161

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

IA ENERGY CORP.
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Six Months Ended June 30, 2020
			Additional	Deferred		Total
	Common Stock		Paid-in	Stock-based	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance, December 31, 2019	36,503,800	3,650	5,748,250	—	(5,862,522)	(110,622)

Common stock issued for services	100,000	10	9,990	—	—	10,000

Net loss for the three months ended
March 31, 2020	—	—	—	—	(47,328)	(47,328)

Balance, March 31, 2020	36,603,800	3,660	5,758,240	—	(5,909,850)	(147,950)

Net loss for the three months ended
June 30, 2020	—	—	—	—	(37,478)	(37,478)

Balance, June 30, 2020	36,603,800	$3,660	$5,758,240	$—	$(5,947,328)	$(185,428)

	Six Months Ended June 30, 2019
			Additional	Deferred		Total
	Common Stock		Paid-in	Stock-based	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance, December 31, 2018	36,303,800	3,630	5,648,270	(829,167)	(4,915,203)	(92,470)

Common stock issued for cash	200,000	20	99,980	—	—	100,000

Expense recognition of deferred stock-based
compensation	—	—	—	829,167	—	829,167

Net loss for the three months ended
March 31, 2019	—	—	—	—	(876,661)	(876,661)

Balance, March 31, 2019	36,503,800	3,650	5,748,250	—	(5,791,864)	(39,964)

Net loss for the three months ended
June 30, 2019	—	—	—	—	(30,875)	(30,875)

Balance, June 30, 2019	36,503,800	$3,650	$5,748,250	$—	$(5,822,739)	$(70,839)

The accompanying notes are an integral part of these financial statements.

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

b.       Interim Financial Statements

The interim financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.       Revenue Recognition

Revenue will be recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery of products or services has occurred. To date, the Company has not recognized any revenues.

f.       Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all or some portion of such deferred tax assets will not be realized. A full allowance against deferred tax assets was provided as of June 30, 2020 and December 31, 2019.

At June 30, 2020, the Company had net operating loss carryforwards of approximately $575,000 which may be offset against future taxable income. Approximately $280,000 expires in 2036 and 2037 and approximately $295,000 does not expire. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 3 - EQUITY TRANSACTIONS (Continued)

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

On January 8, 2020, the Company issued 100,000 restricted shares of its common stock to a third party service provider in consideration of consulting services rendered to the Company. The shares were valued at $0.10 per share or $10,000 total which is included in consulting and business development expenses on the statement of operations for the six months ended June 30, 2020. Because there was no market for the common stock at January 8, 2020, the Company estimated the fair value of the issuance at the estimated fair value of the services rendered by the consultant.

Warrants

A summary of Warrants activity for the years ended December 31, 2018 and 2019, and for the six months ended June 30, 2020 follows:

Balance, January 1, 2018	150,000
Issued in 2018	63,800
Balance, December 31, 2018	213,800
Issued in 2019	200,000
Expired in 2019	(150,000)
Balance, December 31, 2019	263,800
Issued in the six months ended June 30, 2020	—
Expired in the six months ended June 30, 2020	—
Balance, June 30, 2020	263,800

Each Warrant is exercisable into shares of our common stock at an exercise price of $1.00 per share and expires two years from the date of its issuance. As of June 30, 2020, there were a total of 263,800 Warrants outstanding (of which 63,800 expire in the three months ending September 30, 2020, and 200,000 expire in the three months ending March 31, 2021.

NOTE 4 - FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, accounts payable and loans payable. The carrying amount of these assets and liabilities approximates fair value due to their short-term nature.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 2020 of $5,947,328 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Loans Payable, Related Party

The Company periodically receives advances from a corporation controlled by John Munoz, beneficial owner of 25,000,000 shares of our common stock and Chief Executive Officer of the Company from inception on January 6, 2016 to July 25, 2017. These loans are non-interest bearing and due on demand. The amount of loans payable to this corporation as of June 30, 2020 and December 31, 2019 was $168,350 and $96,750, respectively.

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

For the six months ended June 30, 2020 and 2019, the Company recorded $3,000 and $3,000, respectively, in rent expense which is included in other selling, general and administrative expenses.

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

You should read the following discussion of the Company's financial condition and results of operations in conjunction with the December 31, 2019 financial statements and related notes included in the filing of the company’s Form 10-K filed on April 15, 2020.

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

From our inception on January 6, 2016, until the present, we have had limited operating activities. During the period from inception on January 6, 2016 until the date of this Form 10-Q we have had no revenues. During the period from inception on January 6, 2016 to June 30, 2020 we had operating expenses of $5,947,328 which consisted mainly of consulting and business development expenses.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans and sales of common stock. As of June 30, 2020, our primary source of liquidity consisted of $922 in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the three and six month periods ended June 30, 2020 and 2019.

Revenues. For the three and six months ended June 30, 2020 and 2019, net revenues were $-0-.

Consulting and business development. Consulting and business development fees for the three months ended June 30, 2020 and 2019 were $15,000 and $17,500, respectively. Consulting and business development fees for the six months ended June 30, 2020 and 2019 were $47,000 and $887,167, respectively. On August 1, 2018, the Company issued a total of 10,475,000 shares of its common stock for consulting services to be rendered to the Company. The shares were valued at $0.50 per share or $5,237,500 and were expensed over the terms of the respective Consulting Agreements ranging from 3 to 6 months. During the six months ended June 30, 2019, $829,167 of this amount was expensed as consulting and business development fees.

Professional and accounting fees. Professional and accounting fees for the three months ended June 30, 2020 and 2019 were $20,808 and $11,590, respectively. Professional and accounting fees for the six months ended June 30, 2020 and 2019 were $34,317 and $16,741, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other selling, general and administrative expenses. Other selling, general and administrative expenses for the three months ended June 30, 2020 and 2019 were $1,670 and $1,785, respectively. Other selling, general and administrative expenses for the six months ended June 30, 2020 and 2019 were $3,489 and $3,628, respectively. We expect that selling, general and administrative expenses will increase as we add personnel to build our business.

Other Income (Expense). The Company had net other expenses of $-0- for the three and six months ended June 30, 2020 and 2019.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as a result of the material weakness described below, our disclosure controls and procedures were not effective as of June 30, 2020. The material weakness, which relates to internal control over financial reporting, that was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(a)                Financial Statements. The condensed unaudited Balance Sheet of IA Energy Corp. as of June 30, 2020 and the audited balance sheet as of December 31, 2019, the condensed unaudited Statements of Operations for the three and six month periods ended June 30, 2020 and 2019, and the condensed unaudited Statements of Cash Flows for the six month periods ended June 30, 2020 and 2019, and the condensed unaudited Statements of Stockholders’ Equity (Deficit) as of June 30, 2020 and 2019, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

(b)                Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit

3(i)	Certificate of Incorporation of IA Energy Corp. (1)
3(ii)	Bylaws of IA Energy Corp. (1)
31(i)	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (2)
31(ii)	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002(2)
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2020 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.
(1)	Previously filed as an Exhibit to Form S-1/A filed on June 6, 2018
(2)	Filed herewith

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

IA ENERGY CORP.

Date: August 14, 2020	/s/ Renato A. Paraiso _________________________________
By: Renato A. Paraiso
Title: Chief Executive Officer and Chief Financial Officer

