Form 10-K
period 2020-12-31
IA Energy Corp.
filed 2021-04-15
CIK 1673431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

[_] Large Accelerated Filer	[_] Accelerated Filer
[X] Non-Accelerated Filer	[X] Smaller Reporting Company
[X] Emerging Growth Company

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

Since our common stock has not yet been approved for quotation, the aggregate market value of the common stock of IA Energy Corp. held by non-affiliates as of June 30, 2020 was $0.

As of April 13, 2021, there were 36,603,800 shares of common stock issued and outstanding.

Documents Incorporated By Reference: None.

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

IA Energy Corp. has never filed for bankruptcy and has never been subject to receivership or similar proceedings.

Financial Information

The audited financial statements for the fiscal year ended December 31, 2020 are attached hereto as Item 8 in this annual report.

Operational Overview

Our operations to date have been devoted primarily to start-up and development activities, which include: (i) formation of the Company; (ii) development of our business plan; (iii) development of our proprietary waste-to-energy technology; and (iv) marketing of our proprietary waste-to-energy technology. Though to date, significant research and development has been done, as described in more detail herein. We have not completed development of our proprietary waste-to-energy technology and there is no assurance that we will be successful in completing the development.

From our inception on January 6, 2016, until the present, we have had limited operating activities. During the period from inception on January 6, 2016 through December 31, 2020 we have had no revenues. During the period from inception on January 6, 2016 to December 31, 2020 we have had operating expenses of $5,997,690 which have consisted mainly of consulting and business development expenses.

OZS Management Consultancy Services

On January 6, 2016, we entered into an agreement with OZS Management Consultancy Services (OZS) to develop our contracts in the Philippines and to establish our first operating facility. OZS is located in Makati, the business district of Philippines, and provides business services to foreign and local companies setting up operations in the Philippines, including business registration, government tax incentives, tax holidays and accounting.

OZS has been working on waste to energy projects in the Philippines for over five years now and have worked as a consultant with many public landfills for waste to energy projects including but not limited to gasification, pyrolysis, and RDFs (refuse derived fuels). OZS is working in conjunction with a group of retired government officials from the Metropolitan Manila Development Authority who have overseen all landfills and municipal solid waste government recycling programs in the Philippines for the last 30 years.

Business and Technology Description

Our initial focus will be to build and operate a pilot facility to process waste tires, which are in great supply in the Philippines due to both a shortage of disposal capacity for these tires, and the lack of desire to create landfill capacity or alternative solutions. The supply of tires for processing is readily available, at low or no cost to us.

The tires will be converted by pyrolysis into bunker fuel and other recyclable biproducts that we will use to operate our own generators and sell electricity to local utilities or the national grid. The bunker fuel, which is a type of diesel, will be utilized to run generators which will produce electricity and sold to utility companies in the local municipality.

In the Philippines, electricity is in short supply and many communities have daily scheduled power outages to conserve power. Unplanned power outages are common throughout the Philippines. We are confident in the demand for this newly generated electricity from the processing of the tires for use as bunker fuel. We believe that due to shortages and the increasing electricity demand in the Philippines, these fuel oils represent a significant opportunity for the Company.

The second stage of our business plan will be to process plastics in addition to the tires for the creation of the bunker fuel.

Power generation in the Philippines is not considered as a public utility operation, which means interested parties do not need to secure a congressional franchise to operate a power generation company. However, power generation is regulated by the Energy Regulation Commission (ERC) who must issue a certificate of compliance to interested parties to ensure that the standards set forth in the Electric Power Industry Reform Act of 2011 (EPIRA) are followed. The ERC is also responsible for determining any power abuse or anti-competitive behavior. Power generation is a value added tax zero-rated (i.e. not subject to 12% VAT) to ensure lower rates for end-users. Electricity in the Philippines is produced from various sources such as coal, oil, natural gas, as well as renewable sources.

According to several articles and news sites, the Philippines faced a power supply shortage leading to rolling blackouts across the country during the years 2014-2015. In late 2014, President Aquino requested the Congress to pass a resolution giving him emergency power to allow the government to provide additional supply and prevent a power shortage in 2015. However, the passing of the resolution was delayed, and Aquino admitted that his original plan was no longer feasible. His proposal was modified, and the resulting Interruptible Load Program (ILP) was recommended for use in the Luzon power grid instead. The ILP essentially enrolls large establishments, including government owned and controlled corporations, with their own generators to voluntarily disconnect from the main grid and switch to their generators instead when a power outage was predicted. Their rationale was that a power outage would cause these establishments to run on generators anyway, so it is more beneficial for them to run their generators in an organized fashion.

Pyrolysis

Pyrolysis is the process of molecular breakdown where larger molecules are broken down into smaller molecules. Pyrolysis is a thermo chemical decomposition or cracking of organic material at elevated temperatures inside a closed chamber where oxygen is removed and not allowed. The long chain polymer is broken down into smaller chains of Hydrocarbon Gas and Pyrolysis Oil during this process. After further processing in a distillation machine, this waste plastic pyrolysis oil can be changed into diesel oil which can be directly used for diesel oil generators, tractors and trucks, etc. In pyrolysis, the polymer waste is not burned; instead it is broken down into usable finished products like Pyrolysis Oil, Hydrocarbon Gas and Charcoal.

Using pyrolysis to turn waste plastic into fuel has several benefits, including lower emissions, controlling the waste plastic pollution, and recovering the unused energy from the waste plastic. Petroleum is a component of plastic, it can represent 60-80% of the source material by weight; thereby through pyrolysis technology, the petroleum component of the plastics could be recovered instead of burying in the landfills.

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

Competition

The waste-to-energy industry is highly competitive and rapidly changing. Our ability to compete depends upon many factors, both within and outside our control, including the timely development and introduction to market of effective, cost-efficient waste-to-energy solutions. We expect additional competition from other emerging companies. Many of our existing and potential competitors are substantially larger than us and have significantly greater financial, technical and marketing resources. As a result, they may be able to respond more quickly to technology changes and have greater resources for the development and promotion of their products and services. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on our business, operating results and financial condition.

Employees

As of the date of this report, we have one employee, our CEO, Thomas K. Emmitt.

From 2016 to 2020, we outsourced certain services to OZS. We intend to continue to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers will enhance our ability to contain general and administrative expenses.

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

The global pandemic may disrupt our business or the business of our customers.

In December 2019, COVID-19, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. The occurrence of an uncontrollable event such as the COVID-19 pandemic is likely to negatively affect our operations. Efforts to contain the spread of the coronavirus have intensified, including social distancing, travel bans and quarantine, and this has limited access to facilities, customers, management, support staff and professional advisors. These, in turn, will not only impact our operations, financial condition and demand for our products and services but our overall ability to react timely to mitigate the impact of this event. Also, it will substantially hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission.

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

A global economic crisis could result in decreases in customer spending

We operate in competitive and evolving markets. These markets are subject to rapid technological change and changes in demand. In seeking market acceptance we will encounter competition. Many of these competitors have substantially greater financial, marketing and other resources than the Company. Our revenue could be materially adversely affected if we are unable to compete successfully with these other providers.

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

Holders

We had 37 registered stockholders of record of our common stock as of December 31, 2020. Registered holders do not include those stockholders whose stock has been issued in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2020 the Company has not adopted any equity compensation or similar type of plans.

Issuer Purchases of Equity Securities

There were no stock repurchases during the year ended December 31, 2020.

Recent Sales of Unregistered Securities

On January 8, 2020, the Company issued 100,000 restricted shares of Common Stock to a third-party service provider in consideration of services provided to the Company valued at $10,000. With respect to the transaction, no solicitation was made and no underwriting discounts were given or paid. The Company believes that the issuance of the shares was exempt from registration provided by Section 4(a)(2) of the Securities Act of 1933.

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

Results of Operations

For the years ended December 31, 2020 and 2019

Revenues. For the years ended December 31, 2020 and 2019, net revenues were $-0-.

Consulting and business development. Consulting and business development fees for the years ended December 31, 2020 and 2019 were $77,000 and $913,167, respectively. During the year ended December 31, 2018, the Company issued a total of 10,475,000 shares of its common stock for consulting services to be rendered to the Company. The shares were valued at $0.50 per share or $5,237,500 and were expensed over the terms of the respective Consulting Agreements ranging from 3 to 6 months. During the year ended December 30, 2020, $829,167 of this amount was expensed as consulting and business development fees.

Professional and accounting fees. Professional and accounting fees for the years ended December 31, 2020 and 2019 were $50,409 and $26,102, respectively. Professional fees consist mainly of the fees for the audits and reviews of the Company’s financial statements as well as the filings with the SEC. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other selling, general and administrative expenses. Other selling, general and administrative expenses for the years ended December 31, 2020 and 2019 were $7,759 and $8,050, respectively. We expect that selling, general and administrative expenses will increase as we add personnel to build our business.

Other Income (Expense). The Company had other income (expenses) of $-0- for the years ended December 31, 2020 and 2019.

Liquidity and Capital Resources

As of December 31, 2020, our primary source of liquidity consisted of $1,010 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at December 31, 2020 of $5,997,690 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended December 31, 2020 of $135,168. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IA Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IA Energy Corp. (the “Company”) as of December 31, 2020 and 2019 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of IA Energy Corp. as of December 31, 2020 and 2019 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

April 15, 2021

We have served as the Company’s auditor since 2017.

IA ENERGY CORP.
Balance Sheets

ASSETS

	December 31,	December 31,
	2020	2019

CURRENT ASSETS

Cash and cash equivalents	$1,010	$1,128

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$1,010	$1,128

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable, related parties	$21,000	$15,000
Loans payable, related party	215,800	96,750

Total Current Liabilities	236,800	111,750

TOTAL LIABILITIES	236,800	111,750

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
-0- shares issued	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
36,603,800 and 36,503,800 shares issued
and outstanding, respectively	3,660	3,650
Additional paid-in capital	5,758,240	5,748,250
Accumulated deficit	(5,997,690)	(5,862,522)

Total Stockholders' Equity (Deficit)	(235,790)	(110,622)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,010	$1,128

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Operations

	For the Years Ended
	December 31,
	2020	2019

NET REVENUES	$—	$—

OPERATING EXPENSES

Consulting and business development (including
stock based compensation of $10,000
and $829,167, respectively)	77,000	913,167
Professional and accounting fees	50,409	26,102
Other selling, general and administrative	7,759	8,050

Total Operating Expenses	135,168	947,319

LOSS FROM OPERATIONS	(135,168)	(947,319)

OTHER INCOME (EXPENSES)	—	—

NET LOSS	$(135,168)	$(947,319)

Net loss per common share - basic and diluted	$(0.00)	$(0.03)

Weighted average common shares
outstanding - basic and diluted	36,602,430	36,472,207

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Stockholders' Equity (Deficit)

	Year Ended December 31, 2020
			Additional	Deferred		Total
	Common Stock		Paid-in	Stock-based	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance, December 31, 2019	36,503,800	$3,650	$5,748,250	$—	$(5,862,522)	$(110,622)

Common stock issued for services	100,000	10	9,990	—	—	10,000

Net loss for the three months ended
March 31, 2020	—	—	—	—	(47,328)	(47,328)

Balance, March 31, 2020	36,603,800	3,660	5,758,240	—	(5,909,850)	(147,950)

Net loss for the three months ended
June 30, 2020	—	—	—	—	(37,478)	(37,478)

Balance, June 30, 2020	36,603,800	3,660	5,758,240	—	(5,947,328)	(185,428)

Net loss for the three months ended
September 30, 2020	—	—	—	—	(24,110)	(24,110)

Balance, September 30, 2020	36,603,800	3,660	5,758,240	—	(5,971,438)	(209,538)

Net loss for the three months ended
December 31, 2020	—	—	—	—	(26,252)	(26,252)

Balance, December 31, 2020	36,603,800	$3,660	$5,758,240	$—	$(5,997,690)	$(235,790)

	Year Ended December 31, 2019
			Additional	Deferred		Total
	Common Stock		Paid-in	Stock-based	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance, December 31, 2018	36,303,800	$3,630	$5,648,270	$(829,167)	$(4,915,203)	$(92,470)

Common stock issued for cash	200,000	20	99,980	—	—	100,000

Expense recognition of deferred stock-based
compensation	—	—	—	829,167	—	829,167

Net loss for the three months ended
March 31, 2019	—	—	—	—	(876,661)	(876,661)

Balance, March 31, 2019	36,503,800	3,650	5,748,250	—	(5,791,864)	(39,964)

Net loss for the three months ended
June 30, 2019	—	—	—	—	(30,875)	(30,875)

Balance, June 30, 2019	36,503,800	3,650	5,748,250	—	(5,822,739)	(70,839)

Net loss for the three months ended
September 30, 2019	—	—	—	—	(15,071)	(15,071)

Balance, September 30, 2019	36,503,800	3,650	5,748,250	—	(5,837,810)	(85,910)

Net loss for the three months ended
December 31, 2019	—	—	—	—	(24,712)	(24,712)

Balance, December 31, 2019	36,503,800	$3,650	$5,748,250	$—	$(5,862,522)	$(110,622)

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(135,168)	$(947,319)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock-based compensation	10,000	829,167
Changes in operating assets and liabilities:
Accounts payable, related parties	6,000	6,000

Net Cash Used by Operating Activities	(119,168)	(112,152)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	—	100,000
Proceeds from related party loans	119,050	66,750
Payments on related party loans	—	(54,000)

Net Cash Provided by Financing Activities	119,050	112,750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(118)	598

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,128	530

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,010	$1,128

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.

Notes to the Financial Statements

December 31, 2020

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

e.       Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all or some portion of such deferred tax assets will not be realized. A full allowance against deferred tax assets was provided as of December 31, 2020 and 2019.

At December 31, 2020, the Company had net operating loss carryforwards of approximately $625,000 which may be offset against future taxable income. Approximately $280,000 expires in 2036 and 2037 and approximately $345,000 does not expire. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

IA ENERGY CORP.

Notes to the Financial Statements

December 31, 2020

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

On August 1, 2018, the Company issued a total of 10,475,000 shares of its common stock to one consulting firm entity and nine individuals for consulting services to be rendered to the Company pursuant to Consulting Agreements dated August 1, 2018 for terms ranging from 3 to 6 months. The shares were valued at $0.50 per share or $5,237,500 total which was expensed as consulting and business development expenses on the statement of operations over the terms of the respective Consulting Agreements. $4,408,333 (of the $5,237,500 total) was expensed in the year ended December 31, 2018, and $829,167 (of the $5,237,500 total) was expensed in the year ended December 31, 2019.

On March 12, 2019, the Company sold 200,000 shares of its common stock (and 200,000 Warrants) to an investor at a price of $0.50 per share or $100,000 total.

On January 8, 2020, the Company issued 100,000 restricted shares of its common stock to a third-party service provider in consideration of consulting services rendered to the Company. The shares were valued at $0.10 per share or $10,000 total which is included in consulting and business development expenses on the statement of operations for the three months ended March 31, 2020. Because there was no market for the common stock at January 8, 2020, the Company estimated the fair value of the issuance at the estimated fair value of the services rendered by the consultant.

Warrants

A summary of Warrants activity for the years ended December 31, 2019 and 2020 follows:

Balance, January 1, 2019	213,800
Issued in 2019	200,000
Expired in 2019	(150,000)
Balance, December 31, 2019	263,800
Issued in 2020	—
Expired in 2020	(63,800)
Balance, December 31, 2020	200,000

Each Warrant is exercisable into shares of our common stock at an exercise price of $1.00 per share and expires two years from the date of its issuance.

IA ENERGY CORP.

Notes to the Financial Statements

December 31, 2020

Each Warrant is exercisable into shares of our common stock at an exercise price of $1.00 per share and expires two years from the date of its issuance.

NOTE 4 - FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, accounts payable and loans payable. The carrying amount of these assets and liabilities approximate fair value due to their short-term nature.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2020 of $5,997,690 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Loans Payable, Related Party

The Company periodically receives advances from a corporation controlled by John Munoz, beneficial owner of 25,000,000 shares of our common stock and Chief Executive Officer of the Company from inception on January 6, 2016 to July 25, 2017. These loans are non-interest bearing and due on demand. During the year ended December 31, 2020, the Company received additional loans of $119,050. The amount of loans payable to this corporation as of December 31, 2020 and 2019 was $215,800 and $96,750, respectively.

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

For the years ended December 31, 2020 and 2019, the Company recorded $6,000 and $6,000, respectively, in rent expense which is included in other selling, general and administrative expenses. The amount due on the Sublease Agreements as of December 31, 2020 and 2019 was $21,000 and $15,000, respectively.

NOTE 7 – SUBSEQUENT EVENTS

On February 22, 2021, Renato A. Paraiso resigned as the sole officer of the Company to take a position with another alternative energy company.

On March 1, 2021, Aristotle Popolizio was appointed as a director and the sole acting officer of the Company.

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

As of December 31, 2020, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report because there was no segregation of the duties with only a sole member in our management team and our board of directors does not have a formal audit committee.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Our management has concluded that, as of December 31, 2020, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during our fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Subsequent Events

On February 22, 2021, subsequent to the period covered by this report, Renato A. Paraiso resigned as an officer of the Corporation to take a position with another alternative energy company.

On March 1, 2021, subsequent to the period covered by this report, Aristotle Popolizio was appointed as a director and the sole acting officer of the corporation.

On April 12, 2021, subsequent to the period covered by this report, Aristotle Popolizio resigned as an officer and director of the Corporation, and concurrently therewith Thomas K. Emmitt was appointed as the dole director and as the President, Secretary and Treasurer of the Corporation. The biography of Mr. Emmitt is set forth below.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers

Our current sole director and executive officer of the Company is as follows:

Name	Age	Title	Director Since
Thomas K. Emmitt	58	Director, President, CEO, CFO and Secretary	April 2021

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

Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of IAEC or a Significant Employee is as follows:

Thomas K. Emmitt was appointed as our Chief Executive Officer and a director in April 12, 2021. In addition to these roles, Mr. Emmitt is a director and Chief Executive Officer of Bakhu Holdings Corp.. Mr. Emmitt is also the principal of the Law Office of Tom Emmitt, a law firm specializing in civil litigation. Mr. Emmitt has successfully prosecuted over 400 civil cases in the areas of personal injury and employment law. From March 2009 through January 2016, Mr. Emmitt was in-house counsel to Green Medica Holdings Corporation, a nutraceutical company specializing in mushroom derivatives and DHA/GPC products. Beginning in January 2016, and continuing through the present, Mr. Emmitt has been in-house counsel to the OZ Corporation, a management consulting company providing services to small and mid-cap companies and overseeing processes, strategic planning, startup funding and recruitment of management executives. Finally, Mr. Emmitt has been the President of Belltower Entertainment Corp. (BTOW), a publicly traded entity since December 2017. Mr. Emmitt is experienced in all phases of financial analysis, information technology and marketing. Mr. Emmitt is a graduate of Ventura College, and the West Los Angeles School of Law, and resides in Santa Monica, California with his wife of 23 years.

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

Summary Compensation Table

Summary Compensation Table

The following table summarizes the total compensation for the two fiscal years ended December 31, 2020 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. We did not award cash bonuses, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two fiscal years ended December 31, 2020 and 2019; thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Stock Award(s) ($)	Option Awards $	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
Renato A. Paraiso	2020	$-	-	$-	-	$-	$-
CEO, President,	2019	$-	-	$-	-	$-	$-

On February 22, 2021, Mr. Paraiso resigned as an officer and director of the Corporation to take a position with another alternative energy company.

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

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards to our Named Executive Officers or directors as of December 31, 2020.

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

Applicable percentage ownership as shown in the two tables below is based on 36,603,800 shares of common stock outstanding on April 13, 2021. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 13, 2021. However, we did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

Security Ownership of Certain Beneficial Owners

The following table shows the amount of common stock beneficially owned by holders of more than 5% of the outstanding shares of any class of our voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	John R. Munoz One World Trade Center Suite 130 Long Beach, CA 90831	25,025,000	68.37%

Common Stock	OZS Management Consultancy Services 310 San Miguel Magalang Pampanga, Philippines 2011	4,950,000	13.52%

Common Stock	Lady Jho Pineda Dimitui 310 San Miguel Magalang Pampanga, Philippines 2011	4,950,000	13.52%

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of our voting securities held by all of the Company’s current directors and executive officers.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Thomas K. Emmitt One World Trade Center Suite 130 Long Beach, CA 90831	0	0.0%

Common Stock	Directors and Executive Officers as a Group (1 Person)	0	0.0%

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

Director Independence

Our Board of Directors has not established Audit, Compensation, and Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. Our director and sole officer, Aristotle Popolizio is not “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that the Board has chosen to use for the purposes of determining independence, as the OTC Markets does not provide such a definition.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees invoiced by our independent registered accounting firm Michael T. Studer, CPA P.C. for the fiscal years ended December 31, 2020 and 2019:

	2020	2019
Audit Fees	$17,500	$17,500
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$17,500	$17,500

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

Audit Fees

During the fiscal year ended December 31, 2020, we incurred $17,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2020.

During the fiscal year ended December 31, 2019, we incurred $17,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2019.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2020 and 2019 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $-0- and $-0-, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2020 and 2019 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $-0- and $-0-, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2020 and 2019 for products and services provided by our principal independent accountants (other than the services reported above) was $-0- and $-0-, respectively.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements. The following financial statements are filed as part of this report:

3.  Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit Number*	Description of Exhibit
3(i)	Articles of Incorporation of IA Energy Corp. (1)
3(ii)	By-Laws of IA Energy Corp. (1)
31(i)	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (7)
31(ii)	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (7)
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
101**	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
(1)	Previously filed on Form S-1 on September 29, 2017
(2)	Filed herewith

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2021	/s/ Thomas K. Emmitt
By: Thomas K. Emmitt
Its: Chief Executive Officer and Principal Accounting Officer

Dated: April 15, 2021	/s/ Thomas K. Emmitt
By: Thomas K. Emmitt, Director

