Form 10-Q
period 2021-09-30
IA Energy Corp.
filed 2023-01-03
CIK 1673431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2021

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
Yes ☒   No ☐

As of September 30, 2021, the Registrant had 36,603,800 shares Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IA ENERGY CORP.
Balance Sheets
(Unaudited)

ASSETS

	September 30,	December 31,
	2021	2020

CURRENT ASSETS

Cash and cash equivalents	$ 988	$ 1,010

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$ 988	$ 1,010

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable, related party	$ 25,500	$ 21,000
Loans payable, related party	251,300	215,800

Total Current Liabilities	276,800	236,800

TOTAL LIABILITIES	276,800	236,800

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 20,000,000 shares authorized, - 0- shares issued	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 36,603,800 and 36,603,800 shares issued and outstanding, respectively	3,660	3,660
Additional paid-in capital	5,758,240	5,758,240
Accumulated deficit	(6,037,712)	(5,997,690)

Total Stockholders' Equity (Deficit)	(275,812)	(235,790)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 988	$ 1,010

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Consulting and business development (including stock based compensation of $-0-, $-0-, $-0- and $10,000, respectively)	-	15,000	-	62,000
Professional and accounting fees	8,189	6,510	33,845	40,827
Other selling, general and administrative	1,864	2,600	6,177	6,089

Total Operating Expenses	10,053	24,110	40,022	108,916

LOSS FROM OPERATIONS	(10,053)	(24,110)	(40,022)	(108,916)

OTHER INCOME (EXPENSES)	-	-	-	-

NET LOSS	$(10,053)	$(24,110)	$(40,022)	$(108,916)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	36,603,800	36,603,800	36,603,800	36,601,969

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(40,022)	$(108,916)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock-based compensation	-	10,000
Changes in operating assets and liabilities:
Accounts payable, related party	4,500	4,500

Net Cash Used by Operating Activities	(35,522)	(94,416)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party loans	35,500	93,900

Net Cash Provided by Financing Activities	35,500	93,900

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22)	(516)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,010	1,128

CASH AND CASH EQUIVALENTS, END OF PERIOD	$988	$612

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Nine Months Ended September 30, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	36,603,800	$3,660	$5,758,240	$(5,997,690)	$(235,790)

Net loss for the three months ended
March 31, 2021	-	-	-	(9,658)	(9,658)

Balance, March 31, 2021	36,603,800	3,660	5,758,240	(6,007,348)	(245,448)

Net loss for the three months ended
June 30, 2021	-	-	-	(20,311)	(20,311)

Balance, June 30, 2021	36,603,800	3,660	5,758,240	(6,027,659)	(265,759)

Net loss for the three months ended
September 30, 2021	-	-	-	(10,053)	(10,053)

Balance, September 30, 2021	36,603,800	$3,660	$5,758,240	$(6,037,712)	$(275,812)

	Nine Months Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	36,503,800	$3,650	$5,748,250	$(5,862,522)	$(110,622)

Common stock issued for services	100,000	10	9,990	-	10,000

Net loss for the three months ended
March 31, 2020	-	-	-	(47,328)	(47,328)

Balance, March 31, 2020	36,603,800	3,660	5,758,240	(5,909,850)	(147,950)

Net loss for the three months ended
June 30, 2020	-	-	-	(37,478)	(37,478)

Balance, June 30, 2020	36,603,800	3,660	5,758,240	(5,947,328)	(185,428)

Net loss for the three months ended
September 30, 2020	-	-	-	(24,110)	(24,110)

Balance, September 30, 2020	36,603,800	$3,660	$5,758,240	$(5,971,438)	$(209,538)

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.

Notes to the Financial Statements

September 30, 2021

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

b.       Interim Financial Statements

The interim financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the nine months ended September 30, 2021, are not necessarily indicative of results that may be expected for the year ending December 31, 2021.

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

September 30, 2021

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

f.       Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all or some portion of such deferred tax assets will not be realized. A full allowance against deferred tax assets was provided as of September 30, 2021 and December 31, 2020.

At September 30, 2021, the Company had net operating loss carryforwards which may be used to offset against future taxable income. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

September 30, 2021

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

Warrants

A summary of Warrants activity for the years ended December 31, 2019 and 2020, and for the nine months ended September 30, 2021 follows:

Balance, January 1, 2019	213,800
Issued in 2019	200,000
Expired in 2019	(150,000)
Balance, December 31, 2019	263,800
Issued in 2020	-
Expired in 2020	(63,800)
Balance, December 31, 2020	200,000
Issued in the nine months ended September 30, 2021	-
Expired in the nine months ended September 30, 2021	(200,000)
Balance, September 30, 2021	-

Each Warrant was exercisable into shares of our common stock at an exercise price of $1.00 per share and expired two years from the date of its issuance. As of September 30, 2021, there were a total of -0-Warrants outstanding.

NOTE 4 - FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, accounts payable and loans payable. The carrying amount of these assets and liabilities approximates fair value due to their short-term nature.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at September 30, 2021 of $6,037,712 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

IA ENERGY CORP.

Notes to the Financial Statements

September 30, 2021

(Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

Loans Payable, Related Party

The Company periodically receives advances from a corporation controlled by John Munoz, beneficial owner of 25,000,000 shares of our common stock and Chief Executive Officer of the Company from inception on January 6, 2016 to July 25, 2017. These loans are non-interest bearing and due on demand. The amount of loans payable to this corporation as of September 30, 2021 and December 31, 2020 was $251,300 and $215,800, respectively.

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

For the nine months ended September 30, 2021 and 2020, the Company recorded $4,500 and $4,500, respectively, in rent expense which is included in other selling, general and administrative expenses.

IA ENERGY CORP.

Notes to the Financial Statements

September 30, 2021

(Unaudited)

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

Our operations from inception through the Company’s ceasing and abandoning its operations in the Philippines in 2021, were been devoted primarily to start-up and development activities, which include: (i) formation of the Company; (ii) development of our business plan; (iii) development of our proprietary waste-to-energy technology; and (iv) marketing of our proprietary waste-to-energy technology. Prior to ceasing and abandoning its operations in the Philippines, significant research and development had been done in furtherance of the Company’s focus to build and operate a pilot facility to process waste tires, but we had not completed development of the proprietary waste-to-energy technology.

As a result of the Company’s ceasing and abandoning its operations in the Philippines, the Company currently has no business operation.

From our inception on January 6, 2016, until the ceasing and abandoning its operations in the Philippines, we have had limited operating activities. During the period from inception on January 6, 2016 until the date of this Form 10-Q we have had no revenues. During the period from inception on January 6, 2016 to September 30, 2021 we had operating expenses of $6,037,712 which consisted mainly of consulting and business development expenses.

Shell Status

As a result of the Company’s ceasing and abandoning its operations in the Philippines, the Company is deemed to be a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans and sales of common stock. As of September 30, 2021, our primary source of liquidity consisted of $988 in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the three and nine-month periods ended September 30, 2021, and 2020.

Revenues. For the three and nine months ended September 30, 2021, and 2020, net revenues were $-0-.

Consulting and business development. Consulting and business development fees for the three months ended September 30, 2021, and 2020 were $-0- and $15,000, respectively.  Consulting and business development fees for the nine months ended September 30, 2021, and 2020 were $-0- and $62,000, respectively.  The Company anticipates that consulting and business development fees will increase with an increase in operations.

Professional and accounting fees. Professional and accounting fees for the three months ended September 30, 2021, and 2020 were $8,189 and $6,510, respectively.  Professional and accounting fees for the nine months ended September 30, 2021, and 2020 were $33,845 and $40,827, respectively.  Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. The Company anticipates that professional fees will increase commensurate with an increase in operations.

Other selling, general and administrative expenses. Other selling, general and administrative expenses for the three months ended September 30, 2021, and 2020 were $1,864 and $2,600, respectively. Other selling, general and administrative expenses for the nine months ended September 30, 2021, and 2020 were $6,177 and $6,089, respectively. We expect that selling, general and administrative expenses will increase as we add personnel to build our business.

Other Income (Expense). The Company had net other expenses of $-0- for the three and nine months ended September 30, 2021, and 2020.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as a result of the material weakness described below, our disclosure controls and procedures were not effective as of September 30, 2021. The material weakness, which relates to internal control over financial reporting, that was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

Shell Status

Since early 2020, the Company’s business and research and development activities were adversely affected due to the COVID-19 pandemic, and in 2021 the Company ceased and abandoned its operations in the Philippines, and the Company currently does not have any business activities, and therefor is deemed to be a shell company (as defined in Rule 12b-2 of the Exchange Act).

ITEM 6. EXHIBITS

(a)Financial Statements.

•The condensed unaudited Balance Sheet as of September 30, 2021 and the audited balance sheet as of December 31, 2020;

•The condensed unaudited Statements of Operations for the three and nine-month periods ended September 30, 2021 and  2020;

•The condensed unaudited Statements of Cash Flows for the six-month periods ended September 30, 2021 and 2020;

•The condensed unaudited Statements of Stockholders’ Equity (Deficit) for the three and nine-month periods ended September 30, 2021 and 2020; and

•the notes thereto, are included in this Quarterly Report on Form 10-Q.

(b)Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

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
101

The following materials from the Company's Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase

(1)Previously filed as an Exhibit to Form S-1/A filed on June 6, 2018

(2)Filed herewith

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

Dated: December 29, 2022	/s/ Thomas K. Emmitt
By: Thomas K. Emmitt
Its: Chief Executive Officer and Principal Accounting Officer