Form 10-K
period 2021-12-31
IA Energy Corp.
filed 2023-01-05
CIK 1673431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

☒ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Commission File Number: 333-220706

___________________________________

IA ENERGY CORP.

(Exact name of registrant as specified in its charter)

Wyoming	81-1002497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One World Trade Center, Suite 130, Long Beach, CA	90831
(Address of principal executive offices)	(Zip Code)

(310) 891-1959

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
N/A

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐   No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2021, there were 36,603,800 shares of common stock issued and outstanding.

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

Financial Information

The audited financial statements for the fiscal year ended December 31, 2021 are attached hereto as Item 8 in this annual report.

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

From our inception on January 6, 2016, until the ceasing and abandoning its operations in the Philippines in 2021, we have had limited operating activities. During the period from inception on January 6, 2016 through December 31, 2021 we have had no revenues. During the period from inception on January 6, 2016 to December 31, 2021 we have had operating expenses of $6,041,044 which have consisted mainly of consulting and business development expenses.

Shell Status

Since early 2020, the Company’s business and research and development activities were adversely affected due to the COVID-19 pandemic, and in 2021 the Company ceased and abandoned its operations in the Philippines, and the Company currently does not have any business activities, and therefor is deemed to be a “shell’ company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Company currently intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. The Company's officer and director has not engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date hereof. The majority stockholder had preliminary negotiations that would have resulted in a change in control. There is no negotiations or transactions pending.

Business Objectives of the Company

From January 6, 2016 until June 30, 2021, the Company had no or limited business operations. Since July 2021, the Company has determined to direct its efforts and limited resources to pursue potential new business opportunities. The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an issuer who has complied with the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature and we have not established any particular criteria upon which we consider a business opportunity. This discussion of the proposed business herein is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

General Overview

Covid-19.

The coronavirus disease (COVID-19) pandemic has adversely affected, and other events (such as a significant outbreak of variations thereof or other infectious diseases could adversely affect), the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including added information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

If the disruptions posed by COVID-19 continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on our ability to raise additional equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Further, the disruptions have negatively affected the stock market and investor sentiment. The perceived value of the Company and the price of our common stock may be affected as investors favor and seek less volatile or traditional companies (or assume more risk) during the times of market uncertainty and instability. Further, it is currently difficult to estimate with any certainty how long the pandemic and the effect on the economy will continue and its effect on the ability of the Company to locate and consummate a merger or acquisition or business combination with a private entity.

Russia Ukraine Conflict.

The extent to which the Russia Ukraine conflict impacts our search for an initial business combination will depend on future developments, which are highly uncertain, cannot be predicted and may include but are not limited to the potential effect of bans, sanction programs, additional licensing requirements, and/or boycotts as they may have an effect on the merger or acquisition or business combination with a private entity. The degree of uncertainty surrounding an existing or escalating conflict is uncertain and cannot be predicted, including added information which may emerge concerning the conflict and its impact. We have no basis to evaluate the possible risks of the Russia Ukraine conflict.

Climate-Related Issues.

The extent to which the Company may be required to make certain climate-related disclosures in connection with the business of any potential target business is unknown; however, the Company may be required to provide information about climate-related risks that are reasonably likely to have a material impact on the target business, its results of operations, or financial condition, and may be required to provide certain climate-related financial statement metrics in a note to the audited financial statements. We have no basis to evaluate the climate and climate related risks. The degree of uncertainty and impact cannot be predicted.

Company is a Shell Company.

At present, the Company is a development stage company with no revenues, nominal assets and no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a shell company. Rule 405 and 12b-2 of the Exchange Act defines a shell company as an issuer that that has no or nominal operations and either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

A shell issuer may also be a blank check company or a blind pool company, a company in the developmental stage, any company that has no specific business plan or purpose, or a company that has as its business plan to merge with or acquire an unidentified third property. Accordingly, the Company may be required, under current and proposed new rules and amendments of the SEC, to provide enhanced disclosures for investor protection in the event that we engage in a merger or acquisition with an unidentified company substantially similar to those required in registration statements for an initial public offering.

Effect of Amended Rule 15c2-11 on the Company’s securities.

The SEC released and published a Final Rulemaking on Publication or Submission of Quotations without Specified Information amending Rule 15c2-11 under the Exchange Act ("Rule 15c2-11,” the "Amended Rule 15c2-11"). To be eligible for public quotations on an ongoing basis, Amended Rule 15c2-11's modified the "piggyback exemption" that required that (i) the specified current information about the company is publicly available, and (ii) the security is subject to a one-sided (i.e., a bid or offer) priced quotation, with no more than four business days in succession without a quotation. Under Amended Rule 15c2-11, shell companies like the Company (and formerly suspended securities) may only rely on the piggyback exemption in certain limited circumstances. The Amended Rule 15c2-11 requires, among other requirements, that a broker-dealer has a reasonable basis for believing that information about the issuer of securities is accurate. Our security holders may find it more difficult to deposit common stock with a broker-dealer, and if deposited, more difficult to trade the securities on the OTC Markets Group, Inc. Pink Open Market Platform (“Pink Sheets”). The Company intends to provide the specified current information under the Exchange Act but there is no assurance that a broker-dealer will accept our common stock or if accepted, that the broker-dealer will rely on our disclosure of the specified current information.

Unavailability of Rule 144 for Resale.

Rule 144(i) “Unavailability to Securities of Issuers With No or Nominal Operations and No or Nominal Non-Cash Assets” provides that Rule 144 is not available for the resale of securities initially issued by an issuer that is a shell company. We have identified our company as a shell company and, therefore, the holders of our securities may not rely on Rule 144 to have the restriction removed from their securities without registration or until the Company is no longer identified as a shell company and has filed all requisite periodic reports under the Exchange Act for the period of twelve (12) months.

As a result of our classification as a shell company, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act of 1933, as amended (“Securities Act”), so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a shell company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

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

Risks Related to the Company

The Company has not identified a target business.

The Company’s effort in identifying a prospective target business will not be limited to a particular industry and the Company may acquire a business in any industry management deems appropriate. To date, the Company has not selected any target business on which to concentrate our search for a business combination. While the Company intends to focus on target businesses in the United States, we are not limited to U.S. entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Company’s common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may operate.

To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by an elevated level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although the Company’s management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses.

Management anticipates that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community, who may present solicited or unsolicited proposals. Our management may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation in connection with a business combination. In no event, however, will we pay management any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination.

John R. Munoz is the beneficial owner of 70.87% of the issued and outstanding shares of common stock of the Company and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

●	financial condition and results of operation of the target company;
●	growth potential;
●	experience and skill of management and availability of additional personnel;
●	capital requirements;
●	competitive position;
●	stage of development of the products, processes, or services;
●	degree of current or potential market acceptance of the products, processes, or services;
●	proprietary features and degree of intellectual property or other protection of the products, processes, or services;
●	regulatory environment of the industry; and
●	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies’ stockholders. However, there can be no assurance that the Internal Revenue Service or applicable state tax authorities will necessarily agree with the tax treatment of any business combination we consummate.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not completed will result in a loss to us.

Probable lack of business diversification.

While we may seek to effect business combinations with more than one target business, it is more probable that we will only have the ability to effect a single business combination, if at all. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, it is probable that we will lack the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and result in our dependency upon the development or market acceptance of a single or limited number of products, processes, or services.

Limited ability to evaluate the target business’ management.

We cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications, or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our director, if any, in the target business cannot presently be stated with any certainty.

While it is possible that our director will remain associated in some capacity with us following a business combination, it is unlikely that he will devote his full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our director will have experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge, or experience necessary to enhance the incumbent management.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the years ended December 31, 2021 and 2020, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

Competition.

In identifying, evaluating, and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations, either directly or through affiliates. Many if not virtually most of these competitors possess far greater financial, human, and other resources compared to our resources. While we believe that there are numerous potential target businesses that we may identify, our ability to compete in acquiring certain of the more desirable target businesses will be limited by our limited financial and human resources. Our inherent competitive limitations are expected by management to give others an advantage in pursuing the acquisition of a target business that we may identify and seek to pursue. Further, any of these limitations may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a reporting public entity with potential access to the United States public equity markets may give us a competitive advantage over certain privately held entities having a similar business objective in acquiring a desirable target business with growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from existing competitors of the business we acquire. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including those with far greater financial, marketing, technical and other resources than the initial competitors in the industry in which we seek to operate. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Employee.

Thomas K. Emmitt, our Chief Executive Officer, is our sole executive officer. Mr. Emmitt is not obligated to devote any specific number of hours per week and, in fact, intends to devote only as much time as he deems necessary to administer the Company’s affairs until such time as a business combination is consummated. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full-time employees prior to the consummation of a business combination.

Conflicts of Interest.

The Company’s management is not required to commit its full time to the Company’s affairs. As a result, pursuing new business opportunities may require a longer period of time than if management would devote full time to the Company’s affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of the Company. Management has not identified and is not currently negotiating a new business opportunity for us. In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that the Company’s management has multiple business affiliations, our management may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization, and the laws of jurisdictions. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. However, management will act in what we believe will be in the best interests of the stockholders of the Company. The Company shall not enter into a transaction with a target business that is affiliated with management.

The Company has a limited operating history and limited resources.

The Company’s operations have been limited to seeking a potential business combination and has had no revenues from operations. Investors will have no basis upon which to evaluate the Company’s ability to achieve the Company’s business objective, which is to effect a merger, capital stock exchange and/or acquire an operating business. The Company will not generate any revenues until, at the earliest, after the consummation of a business combination or acquiring an operating business.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

As of December 31, 2021, we had $1,156 in cash and an accumulated deficit of $6,041,044. Our audited financial statements for the years ended December 31, 2021 and December 31, 2020 were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

There may not be enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

Since the Company has not yet selected a target business with which to complete a business combination, the Company is unable to ascertain the merits or risks associated with any particular business or even the broader target industry.

Since the Company has not yet identified a particular industry or prospective target business, there is no basis for investors to evaluate the possible merits or risks of the target business which the Company may acquire. If the Company completes a business combination with a financially unstable company or an entity in its development stage, the Company may be affected by numerous risks inherent in the operations of those entities. Although the Company’s management intends to evaluate the risks inherent in a particular industry or target business, the Company cannot assure you that we will properly ascertain or assess all of the significant risk factors. There can be no assurance that any prospective business combination will benefit stockholders or prove to be more favorable to stockholders than any other investment that may be made by stockholders and investors.

Unspecified and unascertainable risks.

There is no basis for stockholders to evaluate the possible merits or risks of potential business combination. To the extent that the Company effects a business combination with a financially unstable operating company or an entity that is in its early stage of development or growth, the Company will become subject to numerous risks. If the Company effects a business combination with an entity in a high-risk industry, the Company will become subject to the currently unascertainable risks of that industry. Although management will endeavor to evaluate the risks inherent in a particular business or industry, there can be no assurance that management will properly ascertain or assess all such risks that the Company perceived at the time of the consummation of a business combination.

It is likely that the Company’s current sole officer and director will resign upon consummation of a business combination and the Company will have only limited ability to evaluate the management of the target business.

The Company’s ability to successfully effect a business combination will be dependent upon the efforts of the Company’s management. The future role of management in the target business cannot presently be ascertained. Although it is possible that management may remain associated with the target business following a business combination, it is likely that the management of the target business will remain in place. Although the Company intends to closely scrutinize the management of a target business in connection with evaluating the desirability of effecting a business combination, the Company cannot assure you that the Company’s assessment of management will prove to be correct.

Dependence on key personnel.

The Company is dependent upon the continued services of management. To the extent that his services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that we will be able to recruit qualified persons upon acceptable terms.

The Company’s sole officer and director may allocate his time to other businesses activities, thereby causing conflicts of interest as to how much time to devote to the Company’s affairs. This could have a negative impact on the Company’s ability to consummate a business combination in a timely manner, if at all.

The Company’s officer and director is not required to commit his full time to the Company’s affairs, which may result in a conflict of interest in allocating his time between the Company’s business and other businesses. The Company does not intend to have any full-time employees prior to the consummation of a business combination. Management of the Company is engaged in other business endeavors and is not obligated to contribute any specific number of his hours per week to the Company’s affairs.

If Thomas K. Emmitt’s other business affairs require him to devote more time to such affairs, it could limit his ability to devote time to the Company’s affairs and could have a negative impact on the Company’s ability to consummate a timely business combination. The Company does not believe that his other business affairs interfere with his duties as an officer and director, but remotely could disturb his immediate performance of assumed duties, if any. Furthermore, we do not have an employment agreement with Thomas K. Emmitt.

The Company may be unable to obtain additional financing, if and when required, to complete a business combination or to fund the operations and growth of the business combination target, which could compel the Company to restructure a potential business combination transaction or to entirely abandon a particular business combination.

The Company has not yet identified any prospective target business. If we require funds for a particular business combination, because of the size of the business combination or otherwise, we may be required to seek additional financing, which may or may not be available a terms and conditions satisfactory to the Company, if at all. To the extent that additional financing proves to be unavailable when and if needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. The Company’s officer, director or stockholders are not required to provide any financing to us in connection with or after a business combination.

It is probable that the Company will only be able to enter into one business combination, which will cause us to be solely dependent on such single business and a limited number of products or services.

It is probable that the Company will enter into a business combination with a single operating business. Accordingly, the prospects for the Company’s success may be solely dependent upon the performance of a single operating business, or dependent upon the development or market acceptance of a single or limited number of products or services. If this occurs, the Company will not be able to diversify the Company’s operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

The Company has limited resources and there is significant competition for business combination opportunities. Therefore, the Company may not be able to enter into or consummate an attractive business combination.

The Company expects to encounter intense competition from other entities having a business objective similar to the Company’s, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human, and other resources than the Company does, and the Company’s financial resources are limited when contrasted with those of many of these competitors. While the Company believes that there are numerous potential target businesses that we could acquire, the Company’s ability to compete in acquiring certain sizable target businesses will be limited by the Company’s limited financial resources and the fact that the Company will use its common stock to acquire an operating business. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

The Company may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel the Company to restructure a potential business transaction or abandon a particular business combination.

We may be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. If additional financing proves to be unavailable, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

Our present management most likely will not remain after we complete a business combination.

A business combination involving the issuance of our common stock will, in all likelihood, result in the stockholders of a private company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of the Company's common stock held and/or have Thomas K. Emmitt resign as a member of the Board of Directors. The resulting change in our control would result in a corresponding reduction in or elimination of any participation in our future affairs.

Financing requirements to fund operations associated with reporting obligations under the Exchange Act.

The Company has no revenues and is dependent upon the willingness of the Company’s management to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with the Company’s corporate existence and expenses related to the Company’s business objective. The Company is not likely to generate any revenues until the consummation of a business combination, at the earliest. The Company believes that we will have available sufficient financial resources available from its management to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until the Company commences business operations following a business combination.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing potential business combination candidates and preparing and filing Exchange Act reports for what may be an unlimited period of time will be paid by our majority stockholder, notwithstanding the fact that there is no written agreement to pay such costs.

The Company’s majority stockholder has a 70.87% common stock equity interest in the Company and thus is in a position totally influence certain actions requiring stockholder vote.

Management has no present intention to call for an annual meeting of stockholders to elect new directors prior to the consummation of a business combination. As a result, our current director will continue in office at least until the consummation of the business combination, subject to the desires of the majority stockholder. If there is an annual meeting of stockholders for any reason, the Company’s management has broad discretion regarding proposals submitted to a vote by stockholders as a consequence of the majority stockholder’s significant equity interest. Accordingly, the Company’s management will continue to exert substantial control at least until the consummation of a business combination.

Broad discretion of management.

Any person who invests in the Company’s common stock will do so without an opportunity to evaluate the specific merits or risks of any prospective business combination. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a prospective business combination. There can be no assurance that determinations made by the Company’s management will permit us to achieve the Company’s business objectives.

Reporting requirements may delay or preclude a business combination.

Sections 13 and 15(d) of the Exchange Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company will continue to be required to file quarterly reports on Form 10-Q and annual reports on Form 10-K, which annual report must contain the Company’s audited financial statements. As a reporting company under the Exchange Act, following any business combination, we will be required to file a report on Form 8-K, which report contains audited financial statements of the acquired entity. These audited financial statements must be filed with the SEC within five (5) days following the closing of a business combination. While obtaining audited financial statements is typically the responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable business combination. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because we are subject to the reporting requirements of the Exchange Act.

The Investment Company Act of 1940 creates a situation wherein we would be required to register and could be required to incur substantial additional costs and expenses.

Although we will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combination that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

The Company has no “independent director,” so actions taken, and expenses incurred by our officer and director on behalf of the Company will generally not be subject to “independent review.”

Thomas K. Emmitt is the Company’s sole director. Although no compensation will be paid to him for services rendered prior to or in connection with a business combination, he may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of director, which now consists of the one director who may seek reimbursement. Because our director will not be deemed “independent,” we will not have the benefit of an independent director examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although the Company believes that all actions taken by our director on the Company’s behalf will be in the Company’s best interests, the Company cannot assure the investor that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company’s best interests, it could have a material adverse effect on our business and plan of operation and the price of our stock held by the public stockholders.

Our present management most likely will not remain after we complete a business combination.

A business combination involving the issuance of our common stock will, in all likelihood, result in the stockholders of a private company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of the Company's common stock held and/or have Thomas K. Emmitt resign as a member of the Board of Directors. The resulting change in our control would result in a corresponding reduction in or elimination of any participation in our future affairs.

At the time we do any business combination, each stockholder will most likely hold a substantially lesser percentage ownership in the Company.

Our current primary plan of operation is based upon a business combination with a private concern that, in all likelihood, would result in the Company issuing securities to stockholders of any such private company. The issuance of our previously authorized and unissued common stock would result in reduction in percentage of shares owned by our present and prospective stockholders and may result in a change in our control or in our management.

General Economic Risks.

The Company’s current and future business objectives and plan of operation are dependent, in large part, on the state of the general economy and the current Covid 19 pandemic. A continuation of a pandemic or adverse changes in economic conditions may adversely affect the Company’s business objective and plan of operation. These conditions and other factors beyond the Company’s control include also but are not limited to regulatory changes.

Additional Risks Related to Our Common Stock

The Company’s shares of common stock are currently not traded.

There is current no market for and the Company’s common stock is currently not traded.  Thus, any investment in our common stock may result in the inability of an investor to liquidate any investment to cash in a timely or cost-effective manner.

Rule 144 Risks.

Stockholders who receive the Company’s restricted securities in a business combination (and certain of our existing stockholders) will not be able to sell our common stock in reliance on Rule 144 without registration until one year after we have completed our initial business combination and complied with the rules and regulations of the SEC. Rule 144 is a non-exclusive safe harbor from the definition of “underwriter” in Section 2(a)(11) of the Securities Act that applies to restricted securities. Restricted securities are securities acquired in unregistered, private sales from the Company or from an affiliate of the Company. Control securities are those held by an affiliate of the Company. An affiliate is a person, such as an executive officer, a director or large stockholder, in a relationship of control with the issuer.

Accordingly, subsection (i) to Rule 144 prohibits or limits the resale (public) of the Company’s common stock. Under Rule 144(i), one year needs to pass from the date the Company ceased to be a shell company, files reports under the Exchange Act, and has filed the Form 10 type information on a Form 8-K. Further, stockholders holding restricted securities may not be able to rely on Rule 144 to sell their stock until the Company is current on all reports and other materials required to be filed with its filings for one year.

Dividends unlikely.

The Company does not expect to pay dividends for the foreseeable future because we have no revenues or cash resources. The payment of dividends will be contingent upon the Company’s future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of the Company’s board of directors as then constituted. It is the Company’s expectation that future management following a business combination will determine to retain any earnings for use in its business operations and accordingly, the Company does not anticipate declaring any dividends in the foreseeable future.

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

Holders

We had 48 registered stockholders of record of our common stock as of December 31, 2020. Registered holders do not include those stockholders whose stock has been issued in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2021 the Company has not adopted any equity compensation or similar type of plans.

Issuer Purchases of Equity Securities

There were no stock repurchases during the year ended December 31, 2021.

Recent Sales of Unregistered Securities

None.

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

Results of Operations

For the years ended December 31, 2021 and 2020

Revenues. For the years ended December 31, 2021 and 2020, net revenues were $-0-.

Consulting and business development. Consulting and business development fees for the years ended December 31, 2021 and 2020 were $-0- and $77,000, respectively. During the year ended December 31, 2020, the Company issued 100,000 restricted shares of its common stock to a third-party service provider in consideration of consulting services rendered to the Company.  The shares were valued at $0.10 per share or $10,000 total which is included in consulting and business development expenses on the statement of operations.  Because there was no market for the common stock at the date of issuance, the Company estimated the fair value of the issuance at the estimated fair value of the services rendered by the consultant.  The Company anticipates that consulting and business development fees will increase with an increase in operations.

Professional and accounting fees. Professional and accounting fees for the years ended December 31, 2021 and 2020 were $34,780 and $50,409, respectively. Professional fees consist mainly of the fees for the audits and reviews of the Company’s financial statements as well as the filings with the SEC. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other selling, general and administrative expenses. Other selling, general and administrative expenses for the years ended December 31, 2021 and 2020 were $8,574 and $7,759, respectively. We expect that selling, general and administrative expenses will increase as we add personnel to build our business.

Other Income (Expense). The Company had other income (expenses) of $-0- for the years ended December 31, 2021 and 2020.

Liquidity and Capital Resources

As of December 31, 2021, our primary source of liquidity consisted of $1,156 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at December 31, 2021 of $6,041,044 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended December 31, 2021 of $43,354. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

We believe that our capital resources are insufficient for ongoing operations, with minimal current cash reserves, particularly given the resources necessary to expand our business. We will likely require considerable amounts of financing to make any significant advancement in our business strategy. There is presently no agreement in place that will guarantee financing for our Company, and we cannot assure you that we will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current stockholders. Lack of additional funds will materially affect our Company and our business and may cause us to substantially curtail or even cease operations. Consequently, you could incur a loss of your entire investment in the Company.

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

December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
IA Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Star Alliance International Corp. (the Company) as of December 31, 2021 and the related statement of operations, stockholders’ deficit and cash flows for the period then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the period then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 5 to the financial statements, the Company has incurred losses since inception of $6,041,044.  For the year ended December 31, 2021, the Company had a net loss of $43,354. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC

We have served as the Company’s auditor since 2022.

Denver, Colorado January 3, 2023 PCAOB# 6778

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IA ENERGY CORP.
Balance Sheets

ASSETS

	December 31,	December 31,
	2021	2020

CURRENT ASSETS

Cash and cash equivalents	$1,156	$1,010

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$1,156	$1,010

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable, related party	$27,000	$21,000
Loans payable, related party	253,300	215,800

Total Current Liabilities	280,300	236,800

TOTAL LIABILITIES	280,300	236,800

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 20,000,000 shares authorized, -0- shares issued	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 36,603,800 and 36,603,800 shares issued and outstanding, respectively	3,660	3,660
Additional paid-in capital	5,758,240	5,758,240
Accumulated deficit	(6,041,044)	(5,997,690)

Total Stockholders' Equity (Deficit)	(279,144)	(235,790)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,156	$1,010

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Operations

	For the Years Ended
	December 31,
	2021	2020

NET REVENUES	$-	$-

OPERATING EXPENSES

Consulting and business development (including stock based compensation of $-0- and $10,000, respectively)	-	77,000
Professional and accounting fees	34,780	50,409
Other selling, general and administrative	8,574	7,759

Total Operating Expenses	43,354	135,168

LOSS FROM OPERATIONS	(43,354)	(135,168)

OTHER INCOME (EXPENSES)	-	-

NET LOSS	$(43,354)	$(135,168)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	36,603,800	36,602,430

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Stockholders' Equity (Deficit)
For the Period from January 1, 2020 through December 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2020	36,503,800	3,650	5,748,250	(5,862,522)	(110,622)

Common stock issued for services	100,000	10	9,990	-	10,000

Net loss for the year ended
December 31, 2020	-	-	-	(135,168)	(135,168)

Balance, December 31, 2020	36,603,800	3,660	5,758,240	(5,997,690)	(235,790)

Net loss for the year ended
December 31, 2021	-	-	-	(43,354)	(43,354)

Balance, December 31, 2021	36,603,800	$ 3,660	$ 5,758,240	$ (6,041,044)	$ (279,144)

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(43,354)	$(135,168)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock-based compensation	-	10,000
Changes in operating assets and liabilities:
Accounts payable, related party	6,000	6,000

Net Cash Used by Operating Activities	(37,354)	(119,168)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party loans	37,500	119,050

Net Cash Provided by Financing Activities	37,500	119,050

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	146	(118)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,010	1,128

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,156	$1,010

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.

Notes to Financial Statements

December 31, 2021

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

a.Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting. The Company has elected a calendar year-end.

b.Cash and Cash Equivalents

Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months.

cUse of Estimates in the Preparation of Financial Statements

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

d.Revenue Recognition

The Company recognizes revenue according to ASC 606, Revenue from Contracts with Customers. When the customer obtains control over the promised goods or services, the Company records revenue in the amount of consideration that can be expected to be received in exchange for those goods and services.

The Company determines revenue recognition based upon the following five (5) criteria:

Step 1  Identification of the contract with the customer

Step 2    Identification of promised goods and services and evaluation of whether the promised goods and services are distinct performance obligations

Step 3  Determination of the transaction price

Step 4  Allocation of the transaction price to distinct performance obligations

Step 5  Attribution of revenue for each distinct performance obligation

During the year ended December 31, 2022 and 2021, respectively, the Company recorded $-0- revenues.

e.Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. A valuation allowance is

IA ENERGY CORP.

Notes to Financial Statements

December 31, 2021

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

established to reduce deferred tax assets if it is more likely than not that all or some portion of such deferred tax assets will not be realized. A full allowance against deferred tax assets was provided as of December 31, 2020 and 2019.

At December 31, 2021, the Company had net operating loss carryforwards of approximately $669,000 which may be offset against future taxable income. Approximately $280,000 expires in 2036 and 2037 and approximately $389,000 does not expire. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations when substantial changes in ownership occur.

f.Basic and Diluted Net Loss per Share of Common Stock

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

g.Recent Accounting Pronouncements

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

Warrants

A summary of Warrants activity for the years ended December 31, 2020 and 2021 follows:

Balance, January 1, 2020	200,000
Issued in 2020	-
Expired in 2020	(63,800)
Balance, December 31, 2020	200,000
Issued in 2021	-
Expired in 2021	(200,000)
Balance, December 31, 2021	-

Each Warrant was exercisable into shares of our common stock at an exercise price of $1.00 per share and expired two years from the date of its issuance.

IA ENERGY CORP.

Notes to Financial Statements

December 31, 2021

NOTE 4 - FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, accounts payable and loans payable. The carrying amount of these assets and liabilities approximate fair value due to their short-term nature.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2021 of $6,041,044 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Loans Payable, Related Party

The Company periodically receives advances from a corporation controlled by John Munoz, beneficial owner of 25,000,000 shares of our common stock and Chief Executive Officer of the Company from inception on January 6, 2016 to July 25, 2017. These loans are non-interest bearing and due on demand. During the year ended December 31, 2021, the Company received additional loans of $37,500.  The amount of loans payable to this corporation as of December 31, 2021 and 2020 was $253,300 and $215,800, respectively.

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

For the years ended December 31, 2021 and 2020, the Company recorded $6,000 and $6,000, respectively, in rent expense which is included in other selling, general and administrative expenses.  The amount due on the Sublease Agreements as of December 31, 2021 and 2020 was $27,000 and $21,000, respectively.

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

As of December 31, 2021, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report because there was no segregation of the duties with only a sole member in our management team and our board of directors does not have a formal audit committee.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Our management has concluded that, as of December 31, 2021, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during our fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 22, 2021, Renato A. Paraiso resigned as an officer of the Corporation to take a position with another alternative energy company.

On March 1, 2021, Aristotle Popolizio was appointed as a director and the sole acting officer of the corporation.

On April 12, 2021, Aristotle Popolizio resigned as an officer and director of the Corporation, and concurrently therewith Thomas K. Emmitt was appointed as the dole director and as the President, Secretary and Treasurer of the Corporation. The biography of Mr. Emmitt is set forth below.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers

Our current sole director and executive officer of the Company is as follows:

Name	Age	Title	Director Since
Thomas K. Emmitt	58	Director, President, CEO, CFO and Secretary	April 2021

All of the Company’s directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. The officers are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no significant employees other than Mr. Emmitt.

Family Relationships

There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of IAEC or a Significant Employee is as follows:

Thomas K. Emmitt was appointed as our Chief Executive Officer and a director in April 12, 2021. In addition to these roles, Mr. Emmitt is a former director and former Chief Executive Officer of Bakhu Holdings Corp..  Mr. Emmitt is also the principal of the Law Office of Tom Emmitt, a law firm specializing in civil litigation. Mr. Emmitt has successfully prosecuted over 400 civil cases in the areas of personal injury and employment law. From March 2009 through January 2016, Mr. Emmitt was in-house counsel to Green Medica Holdings Corporation, a nutraceutical company specializing in mushroom derivatives and DHA/GPC products. Beginning in January 2016, and continuing through the present, Mr. Emmitt has been in-house counsel to the OZ Corporation, a management consulting company providing services to small and mid-cap companies and overseeing processes, strategic planning, startup funding and recruitment of management executives. Finally, Mr. Emmitt has been the President of Belltower Entertainment Corp. (BTOW), a publicly traded entity since December 2017. Mr. Emmitt is experienced in all phases of financial analysis, information technology and marketing. Mr. Emmitt is a graduate of Ventura College, and the West Los Angeles School of Law, and resides in Santa Monica, California with his wife of 23 years.

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

Involvement in Certain Legal Proceedings

During the past ten years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company has been or filed:

1.A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.Engaging in any type of business practice; or

iii.Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.Any Federal or State securities or commodities law or regulation; or

ii.Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and Control Persons

None.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Based upon a review of out stockholder list, we have determined that our sole officer and director as well as certain beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock have failed to timely file the required Reports pursuant to Section 16(a) of the Exchange Act of 1934.  We are in the process of taking action to remediate this failure.

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

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table

Summary Compensation Table

The following table summarizes the total compensation for the two fiscal years ended December 31, 2021 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. We did not award cash bonuses, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two fiscal years ended December 31, 2021 and 2020; thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Stock Award(s) ($)	Option Awards $	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)

Thomas K. Emmitt	2021	$-	-	$-	-	$-	$-
CEO, President,	2020	$-	-	$-	-	$-	$-

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

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards to our Named Executive Officers or directors as of December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have determined beneficial ownership as shown in the following two tables in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the two tables below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. Applicable percentage ownership as shown in the two tables below is based on 36,603,800 shares of common stock outstanding on December 31, 2021.  In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2021.  However, we did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

Security Ownership of Certain Beneficial Owners

The following table shows the amount of common stock beneficially owned by holders of more than 5% of the outstanding shares of any class of our voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	John R. Munoz(1) One World Trade Center Suite 130 Long Beach, CA 90831	25,943,800	70.87%

Common Stock	OZS Management Consultancy Services 310 San Miguel Magalang Pampanga, Philippines 2011	4,950,000	13.52%

Common Stock	Lady Jho Pineda Dimitui 310 San Miguel Magalang Pampanga, Philippines 2011	4,950,000	13.52%

(1)Includes 25,025,000 shares of common stock owned directly 918,800 shares of common stock owned directly through OZ Corporation of which Mr. Munoz is the sole owner, officer and director.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of our voting securities held by all of the Company’s current directors and executive officers.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Thomas K. Emmitt One World Trade Center Suite 130 Long Beach, CA 90831	50,000	0.001%

Common Stock	Directors and Executive Officers as a Group (1 Person)	0	0.0%

Change of Control

Neither management nor our stockholders have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger, change of control, or similar transaction.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans, previously approved or not by stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We occupy office space in accordance with a sublease from The OZ Corporation. The beneficial stockholder of The OZ Corporation is John R. Munoz, who is the controlling stockholder of the Company. No rent has been paid and rent started to accrue at the rate of $500 per month on November 1, 2019.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees invoiced by our independent registered accounting firm Michael T. Studer, CPA P.C. for the fiscal years ended December 31, 2021 and 2020:

	2021	2020
Audit Fees	$15,000	$17,500
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$15,000	$17,500

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

Audit Fees

During the fiscal year ended December 31, 2021, we incurred $15,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2021.

During the fiscal year ended December 31, 2020, we incurred $17,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2020.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2021 and 2020 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $-0- and $-0-, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2021 and 2020 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $-0- and $-0-, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2021 and 2020 for products and services provided by our principal independent accountants (other than the services reported above) was $-0- and  $-0-, respectively.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.Financial Statements. The following financial statements are filed as part of this report:

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

(1)Previously filed on Form S-1 on September 29, 2017

(2)Filed herewith

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

Dated: January 3, 2022	/s/ Thomas K. Emmitt
By: Thomas K. Emmitt
Its: Chief Executive Officer and Principal Accounting Officer

Dated: January 3, 2022	/s/ Thomas K. Emmitt
By: Thomas K. Emmitt, Director