Form 10-Q
period 2022-06-30
IA Energy Corp.
filed 2023-01-11
CIK 1673431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2022

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

As of June 30, 2022, the Registrant had 36,603,800 shares Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IA ENERGY CORP.
Balance Sheets
(Unaudited)

ASSETS

	June 30,	December 31,
	2022	2021

CURRENT ASSETS

Cash and cash equivalents	$176	$1,156

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$176	$1,156

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable, related party	$30,000	$27,000
Loans payable, related party	252,800	253,300

Total Current Liabilities	282,800	280,300

TOTAL LIABILITIES	282,800	280,300

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 20,000,000 shares authorized,-0- shares issued	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 36,603,800 and 36,603,800 shares issued and outstanding, respectively	3,660	3,660
Additional paid-in capital	5,758,240	5,758,240
Accumulated deficit	(6,044,524)	(6,041,044)

Total Stockholders' Equity (Deficit)	(282,624)	(279,144)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$176	$1,156

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Professional and accounting fees	150	17,693	300	25,656
Other selling, general and administrative	1,590	2,618	3,180	4,313

Total Operating Expenses	1,740	20,311	3,480	29,969

LOSS FROM OPERATIONS	(1,740)	(20,311)	(3,480)	(29,969)

OTHER INCOME (EXPENSES)	-	-	-	-

NET LOSS	$(1,740)	$(20,311)	$(3,480)	$(29,969)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	36,603,800	36,603,800	36,603,800	36,603,800

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(3,480)	$(29,969)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable, third parties	-	2,877
Accounts payable, related party	3,000	3,000

Net Cash Used by Operating Activities	(480)	(24,092)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on related party loans	(500)	-
Proceeds from related party loans	-	24,000

Net Cash Provided (Used) by Financing Activities	(500)	24,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(980)	(92)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,156	1,010

CASH AND CASH EQUIVALENTS, END OF PERIOD	$176	$918

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Six Months Ended June 30, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	36,603,800	$3,660	$5,758,240	$(6,041,044)	(279,144)

Net loss for the three months ended
March 31, 2022	-	-	-	(1,740)	(1,740)

Balance, March 31, 2022	36,603,800	3,660	5,758,240	(6,042,784)	(280,884)

Net loss for the three months ended
June 30, 2022	-	-	-	(1,740)	(1,740)

Balance, June 30, 2022	36,603,800	$3,660	$5,758,240	$(6,044,524)	$(282,624)

	Six Months Ended June 30, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	36,603,800	$3,660	$5,758,240	$(5,997,690)	(235,790)

Net loss for the three months ended
March 31, 2021	-	-	-	(9,658)	(9,658)

Balance, March 31, 2021	36,603,800	3,660	5,758,240	(6,007,348)	(245,448)

Net loss for the three months ended
June 30, 2021	-	-	-	(20,311)	(20,311)

Balance, June 30, 2021	36,603,800	$3,660	$5,758,240	$(6,027,659)	$(265,759)

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.

Notes to the Financial Statements

June 30, 2022

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

b.       Interim Financial Statements

The interim financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the six months ended June 30, 2022, are not necessarily indicative of results that may be expected for the year ending December 31, 2022.

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

June 30, 2022

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

Step 2   Identification of promised goods and services and evaluation of whether the promised goods and services are distinct performance obligations

Step 3   Determination of the transaction price

Step 4   Allocation of the transaction price to distinct performance obligations

Step 5   Attribution of revenue for each distinct performance obligation

f.       Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all or some portion of such deferred tax assets will not be realized. A full allowance against deferred tax assets was provided as of June 30, 2022 and December 31, 2021.

At June 30, 2022, the Company had net operating loss carryforwards of approximately $669,000 which may be offset against future taxable income. Approximately $280,000 expires in 2036 and 2037 and approximately $389,000 does not expire. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

June 30, 2022

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

Warrants

A summary of Warrants activity for the years ended December 31, 2020 and 2021, and for the six months ended June 30, 2022 follows:

Balance, January 1, 2020	263,800
Issued in 2020	-
Expired in 2020	(63,800)
Balance, December 31, 2020	200,000
Issued in 2021	-
Expired in 2021	(200,000)
Balance, December 31, 2021	-
Issued in the six months ended June 30, 2022	-
Expired in the six months ended June 30, 2022	-
Balance, June 30, 2022	-

Each Warrant was exercisable into shares of our common stock at an exercise price of $1.00 per share and expired two years from the date of its issuance. As of June 30, 2022, there were a total of -0-Warrants outstanding.

NOTE 4 - FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, accounts payable and loans payable. The carrying amount of these assets and liabilities approximates fair value due to their short-term nature.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 2022 of $6,044,524 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

IA ENERGY CORP.

Notes to the Financial Statements

June 30, 2022

(Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

Loans Payable, Related Party

The Company periodically receives advances from a corporation controlled by John Munoz, beneficial owner of 25,000,000 shares of our common stock and Chief Executive Officer of the Company from inception on January 6, 2016 to July 25, 2017. These loans are non-interest bearing and due on demand. The amount of loans payable to this corporation as of June 30, 2022 and December 31, 2021 was $252,800 and $253,300, respectively.

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

For the six months ended June 30, 2022 and 2021, the Company recorded $3,000 and $3,000, respectively, in rent expense which is included in other selling, general and administrative expenses.

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

From our inception on January 6, 2016, until the ceasing and abandoning its operations in the Philippines, we have had limited operating activities. During the period from inception on January 6, 2016 until the date of this Form 10-Q we have had no revenues. During the period from inception on January 6, 2016 to June 30, 2022 we had operating expenses of $6,044,524 which consisted mainly of consulting and business development expenses.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans and sales of common stock. As of June 30, 2022, our primary source of liquidity consisted of $176 in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the three and six month periods ended June 30, 2022, and 2021.

Revenues. For the three and six months ended June 30, 2022, and 2021, net revenues were $-0-.

Consulting and business development. Consulting and business development fees for the three and six months ended June 30, 2022, and 2021 were $-0-.  The Company anticipates that consulting and business development fees will increase with an increase in operations.

Professional and accounting fees. Professional and accounting fees for the three months ended June 30, 2022, and 2021 were $150 and $17,693, respectively.  Professional and accounting fees for the six months ended June 30, 2022, and 2021 were $300 and $25,656, respectively.  Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. The Company anticipates that professional fees will increase commensurate with an increase in operations.

Other selling, general and administrative expenses. Other selling, general and administrative expenses for the three months ended June 30, 2022, and 2021 were $1,590 and $2,618, respectively. Other selling, general and administrative expenses for the six months ended June 30, 2022, and 2021 were $3,180 and $4,313, respectively. We expect that selling, general and administrative expenses will increase as we add personnel to build our business.

Other Income (Expense). The Company had net other expenses of $-0- for the three and six months ended June 30, 2022, and 2021.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as a result of the material weakness described below, our disclosure controls and procedures were not effective as of June 30, 2022. The material weakness, which relates to internal control over financial reporting, that was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS

(a)Financial Statements.

•The condensed unaudited Balance Sheet as of June 30, 2022 and the audited balance sheet as of December 31, 2021;

•The condensed unaudited Statements of Operations for the three- and six-month periods ended June 30, 2022 and 2021;

•The condensed unaudited Statements of Cash Flows for the six-month periods ended June 30, 2022 and 2021;

•The condensed unaudited Statements of Stockholders’ Equity (Deficit) for the six-month periods ended June 30, 2022 and 2021; and

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
101

The following materials from the Company's Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

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

Dated: January 9, 2023	/s/ Thomas K. Emmitt
By: Thomas K. Emmitt
Its: Chief Executive Officer and Principal Accounting Officer