Form 10-Q
period 2022-09-30
IA Energy Corp.
filed 2023-01-13
CIK 1673431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2022

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

As of September 30, 2022, the Registrant had 36,603,800 shares Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IA ENERGY CORP.
Balance Sheets
(Unaudited)

ASSETS

	September 30,	December 31,
	2022	2021

CURRENT ASSETS

Cash and cash equivalents	$466	$1,156
Restricted cash	159,834	-

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$160,300	$1,156

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable, related party	$31,500	$27,000
Loans payable, related party	413,134	253,300

Total Current Liabilities	444,634	280,300

TOTAL LIABILITIES	444,634	280,300

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 20,000,000 shares authorized,-0- shares issued	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 36,603,800 and 36,603,800 shares issued and outstanding, respectively	3,660	3,660
Additional paid-in capital	5,758,240	5,758,240
Accumulated deficit	(6,046,234)	(6,041,044)

Total Stockholders' Equity (Deficit)	(284,334)	(279,144)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$160,300	$1,156

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Professional and accounting fees	150	8,189	450	33,845
Other selling, general and administrative	1,560	1,864	4,740	6,177

Total Operating Expenses	1,710	10,053	5,190	40,022

LOSS FROM OPERATIONS	(1,710)	(10,053)	(5,190)	(40,022)

OTHER INCOME (EXPENSES)	-	-	-	-

NET LOSS	$(1,710)	$(10,053)	$(5,190)	$(40,022)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	36,603,800	36,603,800	36,603,800	36,603,800

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(5,190)	$(40,022)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable, related party	4,500	4,500

Net Cash Used by Operating Activities	(690)	(35,522)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on related party loans	(500)	-
Proceeds from related party loans	500	35,500

Net Cash Provided by Financing Activities	-	35,500

NET DECREASE IN CASH AND CASH EQUIVALENTS	(690)	(22)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,156	1,010

CASH AND CASH EQUIVALENTS, END OF PERIOD	$466	$988

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$-	$-
Taxes	$-	$-

Non-cash Activities:
Restricted cash held	$159,834	$-

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Nine Months Ended September 30, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	36,603,800	$3,660	$5,758,240	$(6,041,044)	(279,144)

Net loss for the three months ended
March 31, 2022	-	-	-	(1,740)	(1,740)

Balance, March 31, 2022	36,603,800	3,660	5,758,240	(6,042,784)	(280,884)

Net loss for the three months ended
June 30, 2022	-	-	-	(1,740)	(1,740)

Balance, June 30, 2022	36,603,800	3,660	5,758,240	(6,044,524)	(282,624)

Net loss for the three months ended
September 30, 2022	-	-	-	(1,710)	(1,710)

Balance, September 30, 2022	36,603,800	$3,660	$5,758,240	$(6,046,234)	$(284,334)

	Nine Months Ended September 30, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	36,603,800	$3,660	$5,758,240	$(5,997,690)	(235,790)

Net loss for the three months ended
March 31, 2021	-	-	-	(9,658)	(9,658)

Balance, March 31, 2021	36,603,800	3,660	5,758,240	(6,007,348)	(245,448)

Net loss for the three months ended
June 30, 2021	-	-	-	(20,311)	(20,311)

Balance, June 30, 2021	36,603,800	3,660	5,758,240	(6,027,659)	(265,759)

Net loss for the three months ended
September 30, 2021	-	-	-	(10,053)	(10,053)

Balance, September 30, 2021	36,603,800	$3,660	$5,758,240	$(6,037,712)	$(275,812)

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.

Notes to the Financial Statements

September 30, 2022

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

b.       Interim Financial Statements

The interim financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2020 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the nine months ended September 30, 2022, are not necessarily indicative of results that may be expected for the year ending December 31, 2022.

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

c.       Cash and Cash Equivalents and Restricted Cash

Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months.  The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	466	1,156
Restricted cash	159,834	-
Total cash, cash equivalents and restricted cash	$ 160,300	$ 1,156

See Note 6 for further discussion.

IA ENERGY CORP.

Notes to the Financial Statements

September 30, 2022

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Step 2   Identification of promised goods and services and evaluation of whether the promised goods and services are distinct performance obligations

Step 3   Determination of the transaction price

Step 4   Allocation of the transaction price to distinct performance obligations

Step 5   Attribution of revenue for each distinct performance obligation

f.       Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all or some portion of such deferred tax assets will not be realized. A full allowance against deferred tax assets was provided as of September 30, 2022 and December 31, 2020.

At September 30, 2022, the Company had net operating loss carryforwards of approximately $669,000 which may be offset against future taxable income. Approximately $280,000 expires in 2036 and 2037 and approximately $389,000 does not expire. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

IA ENERGY CORP.

Notes to the Financial Statements

September 30, 2022

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.       Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

i.Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no events requiring disclosure.

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

Warrants

A summary of Warrants activity for the years ended December 31, 2020 and 2021, and for the nine months ended September 30, 2022 follows:

Balance, January 1, 2020	263,800
Issued in 2020	-
Expired in 2020	(63,800)
Balance, December 31, 2020	200,000
Issued in 2021	-
Expired in 2021	(200,000)
Balance, December 31, 2021	-
Issued in the nine months ended September 30, 2022	-
Expired in the nine months ended September 30, 2022	-
Balance, September 30, 2022	-

Each Warrant was exercisable into shares of our common stock at an exercise price of $1.00 per share and expired two years from the date of its issuance. As of September 30, 2022, there were a total of -0-Warrants outstanding.

NOTE 4 - FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, accounts payable and loans payable. The carrying amount of these assets and liabilities approximates fair value due to their short-term nature.

IA ENERGY CORP.

Notes to the Financial Statements

September 30, 2022

(Unaudited)

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at September 30, 2022 of $6,046,234 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Loans Payable, Related Party

The Company periodically receives advances from a corporation controlled by John Munoz, beneficial owner of 25,000,000 shares of our common stock and Chief Executive Officer of the Company from inception on January 6, 2016 to July 25, 2017. These loans are non-interest bearing and due on demand. The amount of loans payable to this corporation as of September 30, 2022 and December 31, 2021 was $253,300 and $253,300, respectively.

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

For the nine months ended September 30, 2022 and 2021, the Company recorded $4,500 and $4,500, respectively, in rent expense which is included in other selling, general and administrative expenses.

Restricted Cash

During the period ended September 30, 2022, the Company paid expenses on behalf of a related party. The balances paid on behalf of the related party was $174,548.  Additionally, the related party paid the Company cash in the amount of $334,382 that was used to pay for these expenses.  This resulted in a balance of $159,834 of restricted cash as of September 30, 2022.  Subsequent to September 30, 2022, all balances outstanding and held in restricted cash were returned to the related party.

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

You should read the following discussion of the Company's financial condition and results of operations in conjunction with the financial statements and related notes included in the filing of the company’s Form 10-K filed on January 5, 2023.

Overview

IA Energy Corp., a Wyoming corporation, is a start-up global waste-to-energy company. We were incorporated on January 6, 2016 in the state of Wyoming. Our business office and mailing address is One World Trade Center, Suite 130, Long Beach, CA 90831, and our telephone number is (310) 891-1959.

Our operations from inception through the Company’s ceasing and abandoning its operations in the Philippines in 2021, were devoted primarily to start-up and development activities, which include: (i) formation of the Company; (ii) development of our business plan; (iii) development of our proprietary waste-to-energy technology; and (iv) marketing of our proprietary waste-to-energy technology. Prior to ceasing and abandoning its operations in the Philippines, significant research and development had been done in furtherance of the Company’s focus to build and operate a pilot facility to process waste tires, but we had not completed development of the proprietary waste-to-energy technology.

As a result of the Company’s ceasing and abandoning its operations in the Philippines, the Company currently has no business operation.

From our inception on January 6, 2016, until the ceasing and abandoning its operations in the Philippines, we have had limited operating activities. During the period from inception on January 6, 2016 until the date of this Form 10-Q we have had no revenues. During the period from inception on January 6, 2016 to September 30, 2022 we had operating expenses of $6,046,234 which consisted mainly of consulting and business development expenses.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans and sales of common stock. As of September 30, 2022, our primary source of liquidity consisted of $466 in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the three and nine-month periods ended September 30, 2022, and 2021.

Revenues. For the three and nine months ended September 30, 2022, and 2021, net revenues were $-0-.

Consulting and business development. Consulting and business development fees for the three and nine months ended September 30, 2022, and 2021 were $-0-.  The Company anticipates that consulting and business development fees will increase with an increase in operations.

Professional and accounting fees. Professional and accounting fees for the three months ended September 30, 2022, and 2021 were $150 and $8,189, respectively.  Professional and accounting fees for the nine months ended September 30, 2022, and 2021 were $450 and $33,845, respectively.  Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. The Company anticipates that professional fees will increase commensurate with an increase in operations.

Other selling, general and administrative expenses. Other selling, general and administrative expenses for the three months ended September 30, 2022, and 2021 were $1,560 and $1,864, respectively. Other selling, general and administrative expenses for the nine months ended September 30, 2022, and 2021 were $4,740 and $6,177, respectively. We expect that selling, general and administrative expenses will increase as we add personnel to build our business.

Other Income (Expense). The Company had net other expenses of $-0- for the three and nine months ended September 30, 2022, and 2021.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as a result of the material weakness described below, our disclosure controls and procedures were not effective as of September 30, 2022. The material weakness, which relates to internal control over financial reporting, that was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceedings against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

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

ITEM 6. EXHIBITS

(a)Financial Statements.

•The condensed unaudited Balance Sheet as of September 30, 2022 and the audited balance sheet as of December 31, 2020;

•The condensed unaudited Statements of Operations for the three- and nine-month periods ended September 30, 2022 and 2021;

•The condensed unaudited Statements of Cash Flows for the nine-month periods ended September 30, 2022 and 2021;

•The condensed unaudited Statements of Stockholders’ Equity (Deficit) for the nine-month periods ended September 30, 2022 and 2021; and

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
101

The following materials from the Company's Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

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

Dated: January 11, 2023	/s/ Thomas K. Emmitt
By: Thomas K. Emmitt
Its: Chief Executive Officer and Principal Accounting Officer