Form 10-K
period 2022-12-31
IA Energy Corp.
filed 2023-04-13
CIK 1673431

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

IA ENERGY CORP.

(Exact name of registrant as specified in its charter)

Wyoming	333-220706	81-1002497
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Unit 2102, One Global Place

5th Avenue Corner 25th Street

BGC, Taguig City 1630 Philippines

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: +63 (2) 79433419

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large, accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Since our common stock has not yet been approved for quotation, the aggregate market value of the common stock of IA Energy Corp. held by non-affiliates as of June 30, 2022 was $0.

As of December 31, 2022, there were 36,603,800 shares of common stock issued and outstanding.

Documents Incorporated By Reference: None.

IA ENERGY CORP.

Report on Form 10-K

i

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

Unless otherwise noted, references in this report to the “Company,” “IAEC,” “IA Energy,” “we,” “our,” or “us” means IA Energy Corp.

ii

PART I.

ITEM 1. BUSINESS

Company History

IA Energy Corp., a Wyoming corporation, is a start-up global waste-to-energy company. We were incorporated on January 6, 2016 in the state of Wyoming. During the year ending December 31, 2023, our business office and mailing address was One World Trade Center, Suite 130, Long Beach, California 90831, and our telephone number was (310) 891-1959.

After the close of the fiscal year ending 2022, on January 18, 2023, the Company’s majority shareholder entered into a transaction that resulted in a change of control. A description of the Change of Control transaction may be found in the Company’s Form 8-K filed January 24, 2023 and at p. 42, infra. See, Form 8-K

IA Energy Corp. has never filed for bankruptcy and has never been subject to receivership or similar proceedings.

Financial Information

The audited financial statements for the fiscal year ended December 31, 2022 are attached hereto as Item 8 in this annual report.

Operational Overview

Our operations from inception through the Company’s ceasing and abandoning its operations in the Philippines in 2021, have been devoted primarily to start-up and development activities, which include: (i) formation of the Company; (ii) development of our business plan; (iii) development of our proprietary waste-to-energy technology; and (iv) marketing of our proprietary waste-to-energy technology. Prior to ceasing and abandoning its operations in the Philippines, significant research and development had been done in furtherance of the Company’s focus to build and operate a pilot facility to process waste tires, but we had not completed development of the proprietary waste-to-energy technology.

As a result of the Company’s ceasing and abandoning its operations in the Philippines, the Company currently has no business operation.

From our inception on January 6, 2016, until the ceasing and abandoning its operations in the Philippines in 2021, we have had limited operating activities. During the period from inception on January 6, 2016 through December 31, 2022 we have had no revenues. During the period from inception on January 6, 2016 to December 31, 2022 we have had operating expenses of $6,085,927 which have consisted mainly of consulting and business development expenses.

Shell Status

Since early 2020, the Company’s business and research and development activities were adversely affected due to the COVID-19 pandemic, and in 2021 the Company ceased and abandoned its operations in the Philippines, and the Company currently does not have any business activities, and therefor is deemed to be a “shell’ company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity or to develop and fund the execution of a new business plan.

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

Since early 2020, the Company’s business and research and development activities were adversely affected due to the COVID-19 pandemic, and in 2021 the Company ceased and abandoned its operations in the Philippines, and the Company currently does not have any business activities, and therefor is deemed to be a “shell’ company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity or to develop and fund the execution of a new business plan.

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

Further, the disruptions have negatively affected the stock market and investor sentiment. The perceived value of the Company and the price of our common stock may be affected as investors favor and seek less volatile or traditional companies (or assume more risk) during the times of market uncertainty and instability. Further, it is currently difficult to estimate with any certainty how long the pandemic and the effect on the economy will continue and its effect on the ability of the Company to locate and consummate a merger or acquisition or business combination with a private entity or to develop and fund the execution of a new business plan.

Russia Ukraine Conflict.

The extent to which the Russia Ukraine conflict impacts our search for an initial business combination, or developing and funding the execution of a new business plan will depend on future developments, which are highly uncertain, cannot be predicted and may include but are not limited to the potential effect of bans, sanction programs, additional licensing requirements, and/or boycotts as they may have an effect on the merger or acquisition or business combination with a private entity or funding a new business plan. The degree of uncertainty surrounding an existing or escalating conflict is uncertain and cannot be predicted, including added information which may emerge concerning the conflict and its impact. We have no basis to evaluate the possible risks of the Russia Ukraine conflict.

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

Company is a Shell Company.

At present, the Company is a development stage company with no revenues, nominal assets and no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company or to develop and fund the execution of a new business plan.

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

As of December 31, 2022, John R. Munoz was the beneficial owner of 70.87% of the issued and outstanding shares of common stock of the Company and had broad flexibility in identifying and selecting a prospective target business. See “Change of Control” under Item 12. In evaluating a prospective target business, our management will consider, among other factors, the following:

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

Our audited financial statements for the years ended December 31, 2022 and 2021, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

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

Employees.

As of December 31, 2022, Thomas K. Emmitt, was Chief Executive Officer, was our sole executive officer. Mr. Emmitt was not obligated to devote any specific number of hours per week and, in fact, intends to devote only as much time as he deems necessary to administer the Company’s affairs until such time as a business combination is consummated. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full-time employees prior to the consummation of a business combination. See “Change of Control” under Item 12.

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

As of December 31, 2022, we had $204 in cash and an accumulated deficit of $6,085,927. Our audited financial statements for the years ended December 31, 2022 and December 31, 2021 were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

As of December 31, 2022, Thomas K. Emmitt was the Company’s sole director. See “Change of Control” under Item 12. Although no compensation will be paid to him for services rendered prior to or in connection with a business combination, he may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of director, which now consists of the one director who may seek reimbursement. Because our director will not be deemed “independent,” we will not have the benefit of an independent director examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although the Company believes that all actions taken by our director on the Company’s behalf will be in the Company’s best interests, the Company cannot assure the investor that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company’s best interests, it could have a material adverse effect on our business and plan of operation and the price of our stock held by the public stockholders.

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

There is current no market for, and the Company’s common stock is currently not traded.  Thus, any investment in our common stock may result in the inability of an investor to liquidate any investment to cash in a timely or cost-effective manner.

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

ITEM 2. PROPERTIES

Prior to the Change of Control, IA Energy Corp.’s corporate office was located at One World Trade Center, Suite 130, Long Beach, California 90831. As the company continues to grow, the facilities and employment-related expenses will likely increase significantly. The Company leased the offices at this location pursuant to a written sub-lease on a month-to-month basis. The Company occupied approximately 800 square feet at this location in exchange for $500 per month. The Company believed the facilities were suitable for present needs. The Company also intends to secure additional office and administrative facilities when necessary.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Currently, our securities are not traded on any market.

Holders

We had 36 registered stockholders of record of our common stock as of December 31, 2022. Registered holders do not include those stockholders whose stock has been issued in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2022 the Company has not adopted any equity compensation or similar type of plans.

Issuer Purchases of Equity Securities

There were no stock repurchases during the year ended December 31, 2022.

Recent Sales of Unregistered Securities

None.

ITEM 6. [Reserved]

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

Results of Operations

For the years ended December 31, 2022 and 2021

Revenues. For the years ended December 31, 2022 and 2021, net revenues were $-0-.

Professional and accounting fees. Professional and accounting fees for the years ended December 31, 2022 and 2021 were $38,300 and $34,780, respectively. Professional fees consist mainly of the fees for the audits and reviews of the Company’s financial statements as well as the filings with the SEC. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other selling, general and administrative expenses. Other selling, general and administrative expenses for the years ended December 31, 2022 and 2022 were $6,583 and $8,574, respectively. We expect that selling, general and administrative expenses will increase as we add personnel to build our business.

Other Income (Expense). The Company had other income (expenses) of $-0- for the years ended December 31, 2021 and 2020.

Liquidity and Capital Resources

As of December 31, 2022, our primary source of liquidity consisted of $204 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at December 31, 2022 of $6,085,927 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended December 31, 2022 of $44,883. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations recently issued, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IA ENERGY CORP.

FINANCIAL STATEMENTS

December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
IA Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IA Energy Corp. (the Company) as of December 31, 2022 and 2021, respectively and the related statements of operations, stockholders’ deficit and cash flows for the period then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, respectively, and the results of its operations and its cash flows for each of the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 5 to the financial statements, the Company has incurred losses since inception of $6,085,927.  For the year ended December 31, 2022, the Company had a net loss of $44,883. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Denver, Colorado
April 11, 2023
PCAOB# 6778

IA ENERGY CORP.

Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$204	$1,156

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$204	$1,156

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable, related party	$33,000	$27,000
Loans payable, related party	291,231	253,300

Total Current Liabilities	324,231	280,300

TOTAL LIABILITIES	324,231	280,300

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 20,000,000 shares authorized, -0- shares issued	–	–
Common stock, $0.0001 par value; 500,000,000 shares authorized, 36,603,800 and 36,603,800 shares issued and outstanding, respectively	3,660	3,660
Additional paid-in capital	5,758,240	5,758,240
Accumulated deficit	(6,085,927)	(6,041,044)

Total Stockholders' Equity (Deficit)	(324,027)	(279,144)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$204	$1,156

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.

Statements of Operations

	For the Years Ended December 31,
	2022	2021

NET REVENUES	$–	$–

OPERATING EXPENSES

Professional and accounting fees	38,300	34,780
Other selling, general and administrative	6,583	8,574

Total Operating Expenses	44,883	43,354

LOSS FROM OPERATIONS	(44,883)	(43,354)

OTHER INCOME (EXPENSES)	–	–

NET LOSS	$(44,883)	$(43,354)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	36,603,800	36,603,800

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.

Statements of Stockholders' Equity (Deficit)

For the Period from January 1, 2021 through December 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2021	36,603,800	3,660	5,748,240	(5,997,690)	(235,790)

Net loss for the year ended December 31, 2021	–	–	–	(43,354)	(43,354)

Balance, December 31, 2021	36,603,800	3,660	5,758,240	(6,041,044)	(279,144)

Net loss for the year ended December 31, 2022	–	–	–	(44,883)	(44,883)

Balance, December 31, 2022	36,603,800	$3,660	$5,758,240	$(6,085,927)	$(324,027)

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.

Statements of Cash Flows

	For the Years Ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(44,883)	$(43,354)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable, related party	6,000	6,000

Net Cash Used by Operating Activities	(38,883)	(37,354)

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on related party loans	(500)	–
Proceeds from related party loans	38,431	37,500

Net Cash Provided by Financing Activities	37,931	37,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(952)	146

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,156	1,010

CASH AND CASH EQUIVALENTS, END OF PERIOD	$204	$1,156

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements

IA ENERGY CORP.

Notes to Financial Statements

December 31, 2022

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

The Company determines revenue recognition based upon the following five (5) criteria:

Step 1 Identification of the contract with the customer.

Step 2 Identification of promised goods and services and evaluation of whether the promised goods and services are distinct performance obligations.

Step 3 Determination of the transaction price.

Step 4 Allocation of the transaction price to distinct performance obligations

Step 5 Attribution of revenue for each distinct performance obligation

During the year ended December 31, 2022 and 2021, respectively, the Company recorded $-0- revenues.

IA ENERGY CORP.

Notes to Financial Statements

December 31, 2022

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

e.	Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all or some portion of such deferred tax assets will not be realized. A full allowance against deferred tax assets was provided as of December 31, 2022 and 2021.

At December 31, 2022, the Company had net operating loss carryforwards of approximately $713,000 which may be offset against future taxable income. Approximately $324,000 expires in 2036 and 2037 and approximately $389,000 does not expire. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

Certain accounting pronouncements have been issued by the FASB and other standard-setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3 - EQUITY TRANSACTIONS

The Company has 500,000,000 shares of common stock authorized with a par value of $0.0001. 25,000,000 shares of common stock were issued to the founder of the Company on incorporation.

Warrants

A summary of Warrants activity for the years ended December 31, 2020 and 2021 follows:

Balance, January 1, 2020	200,000
Issued in 2020	–
Expired in 2020	(63,800)
Balance, December 31, 2020	200,000
Issued in 2021	–
Expired in 2021	(200,000)
Balance, December 31, 2021	–

Each Warrant was exercisable into shares of our common stock at an exercise price of $1.00 per share and expired two years from the date of its issuance.

IA ENERGY CORP.

Notes to Financial Statements

December 31, 2022

NOTE 4 - FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, accounts payable and loans payable. The carrying amount of these assets and liabilities approximate fair value due to their short-term nature.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2022 of $6,085,927 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

The continuation of the Company as a going concern is dependent upon obtaining additional working capital. The management of the Company has developed a strategy which it believes will accomplish this objective through short term loans from related parties and additional equity investments which will enable the Company to continue operations for the coming year. However, there is no assurance that these objectives will be met. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 6 - RELATED PARTY TRANSACTIONS

Loans Payable, Related Party

The Company periodically receives advances from a corporation controlled by John Munoz, beneficial owner of 25,000,000 shares of our common stock and Chief Executive Officer of the Company from inception on January 6, 2016 to July 25, 2017. These loans are non-interest bearing and due on demand. During the year ended December 31, 2022, the Company received additional loans of $38,431. The amount of loans payable to this corporation as of December 31, 2022 and 2021 was $291,231 and $253,300, respectively.

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

For the years ended December 31, 2022 and 2021, the Company recorded $6,000 and $6,000, respectively, in rent expense which is included in other selling, general and administrative expenses. The amount due on the Sublease Agreements as of December 31, 2022 and 2021 was $33,000 and $27,000, respectively.

IA ENERGY CORP.

Notes to Financial Statements

December 31, 2022

NOTE 7 - CHANGE OF CONTROL

IA Energy Corp., (“Company” or “IA Energy”), John R. Munoz (“Seller” or “Munoz”), and JJ C. Javier (“Purchaser” or “Javier”) entered into a Stock Purchase Agreement (“Agreement”) on November 14, 2022 wherein and whereby, the Purchaser was to acquire 25,025,000 Shares of Common Stock of the Company from the Seller. The Company, Munoz, and Javier will be collectively referred to as, the “Parties.”

The Seller indicated that he was the beneficial and owners of record of 25,025,000 Shares of Common Stock (“Control Shares”) of the Company. The Control Shares to be sold under the Agreement represented 68.37 % of the total shares issued and outstanding (“Change of Control”). The purchase price (“Purchase Price”) for the Control Shares was Three Hundred Thousand Dollars ($300,000).

NOTE 8 - SUBSEQUENT EVENTS

On January 18, 2023, the Parties described in Note 7 entered into the First Amendment to Stock Purchase Agreement (“Amendment”).

The Amendment provided that the Purchaser was to purchase all 25,943,800 shares of Common Stock (the “Control Shares”) owned by Munoz for the aggregate purchase price of $300,000, which was an additional 918,800 shares of common stock. The Control Shares sold pursuant to the Agreement and the Amendment represents 70.877% of the issued and outstanding shares of the Company.

Additionally, Munoz had periodically advanced funds to the Company, which is reflected as Loans Payable, Related Party (“Related Party Loan”) under Current Liabilities on the financial statements of the Company. The amounts due and owing by the Company to Munoz, as of December 31, 2022 was $291,231.

Additionally, as a result of a Sublease between the Company and Munoz, the financial statements reflect as Accounts Payable, Related Party (“Related Party Accounts Payable”) under Current Liabilities on the financial statements of the Company, such amounts due and owing by the Company which as of December 31, 2022 was $33,000.

The Amendment provided that the full amount of any Related Party Loan and Related Party Accounts Payable then owing as of the Closing of the transactions contemplated by the Purchase Agreement, were to be forgiven effective as of the Closing, in total amount of $324,231.

Prior to the Closing, the sole officer and director of the Company, pursuant to Section 17-16-810(c) of the Wyoming Business Corporations Act, which provides that a vacancy that will occur at a later date, by reason of a resignation effective at a later date under W.S. 17-16-807(b) or otherwise, may be filled before the vacancy occurs, but the new director may not take office until the vacancy occurs, appointed Javier the Sole Director, and President, Secretary, and Chief Financial Officer.

The Closing under the Agreement, the Amendment, and the Escrow occurred on January 18, 2023. At Closing Munoz transferred the Control Shares to Javier, the sole officer and director of the Company resigned, simultaneously with Javier becoming the Sole Director, the President, the Secretary, and Chief Financial Officer. At Closing, the balance of $225,000 was paid by the Escrow Agent to Munoz.

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

As of December 31, 2022, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report because there was no segregation of the duties with only a sole member in our management team and our board of directors does not have a formal audit committee.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Our management has concluded that, as of December 31, 2022, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during our fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers

Prior to the Change of Control, our current sole director and executive officer of the Company in 2022 was as follows:

Name	Age	Title	Director Since
Thomas K. Emmitt	59	Director, President, CEO, CFO and Secretary	April 2021

All of the Company’s directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. The officers are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation, or removal.

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

Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of IAEC or a Significant Employee is as follows:

Thomas K. Emmitt was appointed as our Chief Executive Officer and a director in April 12, 2021. In addition to these roles, Mr. Emmitt is a former director and former Chief Executive Officer of Bakhu Holdings Corp.  Mr. Emmitt is also the principal of the Law Office of Tom Emmitt, a law firm specializing in civil litigation. Mr. Emmitt has successfully prosecuted over 400 civil cases in the areas of personal injury and employment law. From March 2009 through January 2016, Mr. Emmitt was in-house counsel to Green Medica Holdings Corporation, a nutraceutical company specializing in mushroom derivatives and DHA/GPC products. Beginning in January 2016, and continuing through the present, Mr. Emmitt has been in-house counsel to the OZ Corporation, a management consulting company providing services to small and mid-cap companies and overseeing processes, strategic planning, startup funding and recruitment of management executives. Finally, Mr. Emmitt has been the President of Belltower Entertainment Corp. (BTOW), a publicly traded entity since December 2017. Mr. Emmitt is experienced in all phases of financial analysis, information technology and marketing. Mr. Emmitt is a graduate of Ventura College, and the West Los Angeles School of Law, and resides in Santa Monica, California with his wife of 23 years.

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

Involvement in Certain Legal Proceedings

During the past ten years, no present or former director, executive officer or person nominated to become a director, or an executive officer of the Company has been or filed:

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

Promoters and Control Persons

None.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act (15 U.S.C. 78l) and is not required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Summary Compensation Table

The following table summarizes the total compensation for the two fiscal years ended December 31, 2022 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. We did not award cash bonuses, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two fiscal years ended December 31, 2022 and 2021; thus, these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Stock Awards(s) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)

Thomas K. Emmitt	2022	$–	$–	$–	–	$–	$–
CEO, President,	2021	$–	$–	$–	–	$–	$–

Compensation of Directors

Each director may be reimbursed for certain expenses incurred in attending board of directors and committee meetings.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any Director that would result in payments to such person because of his or her resignation with the Company, or its subsidiaries, any change in control of the Company IAEC. There are no agreements or understandings for any Director to resign at the request of another person. None of our Directors or executive officers’ acts or will act on behalf of or at the direction of any other person.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards to our Named Executive Officers or directors as of December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have determined beneficial ownership as shown in the following two tables in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the two tables below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. Applicable percentage ownership as shown in the two tables below is based on 36,603,800 shares of common stock outstanding on December 31, 2022.  In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2022.  However, we did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

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

(1) Includes 25,025,000 shares of common stock owned directly 918,800 shares of common stock owned directly through OZ Corporation of which Mr. Munoz is the sole owner, officer and director.

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

Change of Control

IA Energy Corp., (“Company” or “IA Energy”), John R. Munoz (“Seller” or “Munoz”), and JJ C. Javier (“Purchaser” or “Javier”) entered into a Stock Purchase Agreement (“Agreement”) on November 14, 2022 wherein and whereby, the Purchaser was to acquire 25,025,000 Shares of Common Stock of the Company from the Seller. The Company, Munoz, and Javier will be collectively referred to as, the “Parties.”

The Agreement was entered into effective as of the date of the last signature (“Effective Date”), which was November 14, 2022.

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.0001 (USD) per share, of which 36,603,800 shares are issued and outstanding, and 20,000,000 shares of preferred stock, par value $0.0001(USD) per share, of which no preferred shares have been issued.

The Seller indicated that he was the beneficial and owners of record of 25,025,000 Shares of Common Stock (“Control Shares”) of the Company. The Control Shares to be sold under the Agreement represented 68.37 % of the total shares issued and outstanding (“Change of Control”). The purchase price (“Purchase Price”) for the Control Shares was Three Hundred Thousand Dollars ($300,000) (USD).

At the time of execution of the Agreement, the Company was a non-trading, reporting company and was delinquent in the filing of the following periodic reports (the “Delinquent SEC Reports”) with the Securities and Exchange Commission (the “SEC”):

(i)	Quarterly Report on Form 10-Q for the quarter ended 9/30/2021;
(ii)	Annual Report on Form 10-K for the year ended 12/31/2021;
(iii)	Quarterly Report on Form 10-Q for the quarter ended 3/31/2022;
(iv)	Quarterly Report on Form 10-Q for the quarter ended 6/30/2022; and
(v)	Quarterly Report on Form 10-Q for the quarter ended 9/30/2022.

The Company was also, not in good standing in the state of Wyoming.

To facilitate (i) the required audit and or review of the requisite financial statements by a qualified PCAOB Auditor for Company to complete and file the Delinquent SEC Reports, (ii) bringing the Company into good standing in the State of Wyoming, and (iii) to close the purchase, sale, and delivery of the Control Shares, contemporaneous with entering into the Agreement, the Parties entered into an Escrow Agreement ("Escrow Agreement") with Chachas Law Group P.C., the Company’s Counsel, as escrow agent ("Escrow Agent").

The Agreement and the Escrow Agreement provided that (i) Purchaser would deliver to and deposit with Escrow Agent the Purchase Price of $300,000 (USD) to be held in the Chachas Law Group Attorney Trust Account; (ii) the Purchaser authorized a non-refundable disbursement (“Non-Refundable Payment ) of the $75,000 (USD) to the Company; (iii) the Company was to use the Non-Refundable Payment to pay its counsel, Chachas Law Group P.C., to complete the requisite audits and other task as required to facilitate the filing of the Delinquent SEC Reports and to bring the Company into good standing in the State of Wyoming; (iv) the Company and Seller, upon Closing would appoint the Purchaser as the Company’s sole Director and to all Officer positions; and (iv) Seller would deliver to the Escrow Agent the resignations of the current officers and directors of the Company (the “Resignations”), original certificates or an account statement if held in Book Entry, representing the Control Shares (the “Certificate”), duly executed irrevocable stock powers endorsed in blank with the signature medallion guaranteed (the “Stock Powers”) for the transfer of the Control Shares to be held and delivered in accordance with the terms of this Agreement and the Escrow Agreement.

Upon execution of this Agreement, and the Escrow Agreement on November 14, 2022, the Purchaser caused to have delivered to Chachas Law Group Attorney Trust Account, one or more bank wires in total amount of $300,000 (USD) and, in its capacity as the Escrow Agent, Chachas Law Group P.C, released $75,000 (USD)of the Escrowed Funds from the Chachas Law Group Attorney Trust Account for the purpose of completing the requisite audits and other tasks as required to facilitate the filing of the Delinquent SEC Reports and to bringing the Company into good standing in the State of Wyoming.

Thereafter, the Company was brought into good standing with the State of Wyoming on November 29, 2022. Delinquent SEC Reports were filed with the Securities and Exchange Commission (“SEC”) as follows:

January 3, 2023:	Quarterly Report on Form 10-Q for the quarter ended 9/30/2021
January 5, 2023:	Annual Report on Form 10-K for the year ended 12/31/2021
January 10, 2023:	Quarterly Report on Form 10-Q for the quarter ended 3/31/2022
January 11, 2023:	Quarterly Report on Form 10-Q for the quarter ended 6/30/2022
January 13, 2023:	Quarterly Report on Form 10-Q for the quarter ended 9/30/2022.

The sale and purchase of the Control Shares was to close (“Closing”) within seven (7) days of the date that the Company filed the Delinquent SEC Reports and had become in good standing in the State of Wyoming, but not later than forty-five (45) days following the Effective Date of the Agreement, through the offices of the Escrow Agent unless extended by mutual written agreement of the parties.

On January 18, 2023, the Parties entered into the First Amendment to Stock Purchase Agreement (“Amendment”).

The Amendment provided that the Purchaser was to purchase all 25,943,800 shares of Common Stock (the “Control Shares”) owned by Munoz for the aggregate purchase price of $300,000 (USD), which was an additional 918,800 shares of common stock. The Control Shares sold pursuant to the Agreement and the Amendment represents 70.877% of the issued and outstanding shares of the Company.

Additionally, Munoz had periodically advanced funds to the Company, which is reflected as Loans Payable, Related Party (“Related Party Loan”) under Current Liabilities on the financial statements of the Company. The amounts due and owing by the Company to Munoz, as of December 31, 2021 was $253,300 (USD).

Additionally, as a result of a Sublease between the Company and Munoz, the financial statements reflect as Accounts Payable, Related Party (“Related Party Accounts Payable”) under Current Liabilities on the financial statements of the Company, such amounts due and owing by the Company which as of December 31, 2021 was $27,000 (USD).

The Amendment provided that the full amount of any Related Party Loan and Related Party Accounts Receivable then owing as of the Closing of the transactions contemplated by the Purchase Agreement, were to be forgiven effective as of the Closing, in total amount of $280,300 (USD).

Prior to the Closing, the sole officer and director of the Company, pursuant to Section 17-16-810(c) of the Wyoming Business Corporations Act, which provides that a vacancy that will occur at a later date, by reason of a resignation effective at a later date under W.S. 17-16-807(b) or otherwise, may be filled before the vacancy occurs, but the new director may not take office until the vacancy occurs, appointed Javier the Sole Director, and President, Secretary, and Chief Financial Officer.

The Closing under the Agreement, the Amendment, and the Escrow occurred on January 18, 2023. At Closing Munoz transferred the Control Shares to Javier, the sole officer and director of the Company resigned, simultaneously with Javier becoming the Sole Director, the President, the Secretary, and Chief Financial Officer. At Closing, the balance of $225.000 (USD)was paid by the Escrow Agent to Munoz.

The transaction transferring control from Munoz to JJ C. Javier closed on January 18, 2023 and as described in detail above in Item 5.01, JJ C. Javier purchased all 25,943,800 shares of Common Stock (the “Control Shares”) owned by Munoz for the aggregate purchase price of $300,000 (USD). The Control Shares sold pursuant to the Agreement and the Amendment represents 70.877% of the issued and outstanding shares of the Company, with JJ C. Javier acquiring the controlling interest in the 36,603,800, issued and outstanding shares, of the Company (“Change of Control”).

In Summary:

Control was acquired by JJ C. Javier, whose address is, Unit 2102, One Global Place, 5th Avenue Corner 25th Street, BGC, Taguig City 1630 Philippines and whose telephone number is +63 (2) 79433419.

The transaction transferring control from Munoz to JJ C. Javier closed on January 18, 2023.

JJ C. Javier purchased all 25,943,800 shares of Common Stock (the “Control Shares”) owned by Munoz for the aggregate purchase price of $300,000. The Control Shares sold pursuant to the Agreement and the Amendment represents 70.877% of the issued and outstanding shares of the Company, with JJ C. Javier acquiring the controlling interest in the 36,603,800 issued and outstanding shares of the Company (“Change of Control”).

JJ C. Javier paid $300,000 (USD) for the Control Shares.

The source of the $300,000 (USD) paid by JJ C. Javier for the Control Shares was his personal funds. The transaction did not involve bank loans or investors funding.

Other than the Agreement, the Amendment, and the Escrow Agreement, there were no written or oral arrangements or understandings among member of both the former and new control groups and their associates with respect to election of directors or other matters. There are no arrangements known to the registrant, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change in control of the registrant.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans, previously approved or not by stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Prior to the Change of Control, we occupied office space in accordance with a sublease from The OZ Corporation. The beneficial stockholder of The OZ Corporation is John R. Munoz, who, prior to the Change of Control, was the controlling stockholder of the Company. No rent has been paid and rent started to accrue at the rate of $500 per month on November 1, 2019.

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

Director Independence

Our Board of Directors has not established Audit, Compensation, and Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. Our director and sole officer, Thomas Emmett is not “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that the Board has chosen to use for the purposes of determining independence, as the OTC Markets does not provide such a definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees invoiced by our independent registered accounting firm Gries & Associates, LLC for the fiscal year ended December 31, 2022 and Michael T. Studer, CPA P.C. for the fiscal year ended December 31, 2021:

	2022	2021
Audit Fees	$22,000	$15,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$22,000	$17,500

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

Audit Fees

During the fiscal year ended December 31, 2022, we incurred $22,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2022.

During the fiscal year ended December 31, 2021, we incurred $15,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2021.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2022 and 2021 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $-0- and $-0-, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2022 and 2021 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $-0- and $-0-, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2022 and 2021 for products and services provided by our principal independent accountants (other than the services reported above) was $-0- and  $-0-, respectively.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements. The following financial statements are filed as part of this report:

3. Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit Number*	Description of Exhibit
3(i)	Articles of Incorporation of IA Energy Corp. (1)
3(ii)	By-Laws of IA Energy Corp. (1)
14	IA Energy Corp. Code of Ethics1
31(i)	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (2)
31(ii)	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (2)
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101**	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase

_________________

1 Previously filed on Form S-1 on September 29, 2017.

2 Filed herewith

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2023	/s/ JJ C. Javier
By: JJ C. Javier
Its: Chief Executive Officer and Principal Accounting Officer

Dated: April 13, 2023	/s/ JJ C. Javier
By: JJ C. Javier, Director

