Form 10-Q
period 2023-03-31
South East Asia Development, Corp.
filed 2023-05-22
CIK 1673431

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

For the quarterly period ended:   March 31, 2023

SOUTH EAST ASIA DEVELOPMENT CORP.

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

Former Name of Registrant: IA ENERGY CORP.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of March 31, 2023, the Registrant had 36,603,800 shares Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTH EAST ASIA DEVELOPMENT CORP.

(formerly IA Energy Corp.)

Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$–	$204

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$–	$204

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable, related party	$–	$33,000
Loans payable, related party	–	291,231

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	–	324,231

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 20,000,000 shares authorized, -0- shares issued	–	–
Common stock, $0.0001 par value; 500,000,000 shares authorized, 36,603,800 and 36,603,800 shares issued and outstanding, respectively	3,660	3,660
Additional paid-in capital	5,758,240	5,758,240
Accumulated deficit	(5,761,900)	(6,085,927)

Total Stockholders' Equity (Deficit)	–	(324,027)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$–	$204

The accompanying notes are an integral part of these financial statements

SOUTH EAST ASIA DEVELOPMENT CORP.

(formerly IA Energy Corp.)

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

NET REVENUES	$–	$–

OPERATING EXPENSES

Professional and accounting fees	16,176	150
Other selling, general and administrative	30	1,590

Total Operating Expenses	16,206	1,740

LOSS FROM OPERATIONS	(16,206)	(1,740)

OTHER INCOME (EXPENSES)

Gain on forgiveness of debt	340,233	–

Total Other Income	340,233	–

NET INCOME (LOSS)	$324,027	$(1,740)

Net income (loss) per common share - basic and diluted	$0.01	$(0.00)

Weighted average common shares outstanding - basic and diluted	36,603,800	36,603,800

The accompanying notes are an integral part of these financial statements

SOUTH EAST ASIA DEVELOPMENT CORP.

(formerly IA Energy Corp.)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$324,027	$(1,740)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on forgiveness of debt	(340,233)	–
Changes in operating assets and liabilities:
Accounts payable, related party	–	1,500

Net Cash Used in Operating Activities	(16,206)	(240)

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party loans	16,002	–
Payments on related party loans	–	(500)

Net Cash Provided by (Used in) Financing Activities	16,002	(500)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(204)	(740)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	204	1,156

CASH AND CASH EQUIVALENTS, END OF PERIOD	$–	$416

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$–	$–
Taxes	$–	$–

Non-cash Activities:
Gain on forgiveness of debt	$324,231	$–

The accompanying notes are an integral part of these financial statements

SOUTH EAST ASIA DEVELOPMENT CORP.

(formerly IA Energy Corp.)

Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Three Months Ended March 31, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	36,603,800	$3,660	$5,758,240	$(6,085,927)	$(324,027)

Net income for the three months ended March 31, 2023	–	–	–	324,027	324,027

Balance, March 31, 2023	36,603,800	$3,660	$5,758,240	$(5,761,900)	$–

	Three Months Ended March 31, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	36,603,800	$3,660	$5,758,240	$(6,041,044)	$(279,144)

Net loss for the three months ended March 31, 2022	–	–	–	(1,740)	(1,740)

Balance, March 31, 2022	36,603,800	$3,660	$5,758,240	$(6,042,784)	$(280,884)

The accompanying notes are an integral part of these financial statements

SOUTH EAST ASIA DEVELOPMENT CORP.

(formerly IA Energy Corp.)

Notes to the Financial Statements

March 31, 2023

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

On May 4, 2023, the Company filed Articles of Amendment with the Wyoming Secretary of State to change the name of the Company to South East Asia Development Corp.

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

b.       Interim Financial Statements

The interim financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2021 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the three months ended March 31, 2023, are not necessarily indicative of results that may be expected for the year ending December 31, 2023.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2022 as included in our report on Form 10-K.

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

SOUTH EAST ASIA DEVELOPMENT CORP.

(formerly IA Energy Corp.)

Notes to the Financial Statements

March 31, 2023

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

Step 2   Identification of promised goods and services and evaluation of whether the promised goods and services are distinct performance obligations

Step 3   Determination of the transaction price

Step 4   Allocation of the transaction price to distinct performance obligations

Step 5   Attribution of revenue for each distinct performance obligation

f.       Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all or some portion of such deferred tax assets will not be realized. A full allowance against deferred tax assets was provided as of March 31, 2023 and December 31, 2022.

At March 31, 2023, the Company had net operating loss carryforwards of approximately $669,000 which may be offset against future taxable income. Approximately $280,000 expires in 2036 and 2037 and approximately $389,000 does not expire. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

SOUTH EAST ASIA DEVELOPMENT CORP.

(formerly IA Energy Corp.)

Notes to the Financial Statements

March 31, 2023

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

i.       Subsequent Events

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

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at March 31, 2023 of $5,761,900 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Loans Payable, Related Party

The Company periodically received advances from a corporation controlled by John Munoz, beneficial owner of 25,000,000 shares of our common stock and Chief Executive Officer of the Company from inception on January 6, 2016 to July 25, 2017. These loans are non-interest bearing and due on demand. The amount of loans payable to this corporation as of March 31, 2023 and December 31, 2022 was $-0- and $291,231, respectively. See Note 7 for description of this liability being forgiven.

SOUTH EAST ASIA DEVELOPMENT CORP.

(formerly IA Energy Corp.)

Notes to the Financial Statements

March 31, 2023

(Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

Sublease Agreement

On July 1, 2017, the Company entered into a Sublease Agreement with another corporation controlled by John Munoz. The Sublease Agreement provided for the Company’s use of office space in Harbor City, California at a Monthly Base Rent of $500 per month. The term of the Sublease commenced on July 1, 2017 and ended October 31, 2019.

Effective November 1, 2019, the Company entered into a Sublease Agreement with the related party described in the first paragraph of Note 6 for the Company’s use of office space in Long Beach, California at a Monthly Base Rent of $500 per month. The Sublease is month to month and terminable by either party upon 30 days written notice. See Note 7 for description of this liability being forgiven.

For the three months ended March 31, 2023 and 2022, the Company recorded $-0- and $1,500, respectively, in rent expense which is included in other selling, general and administrative expenses.

NOTE 7 - CHANGE OF CONTROL

IA Energy Corp., (“Company”), John R. Munoz (“Seller” or “Munoz”), and JJ C. Javier (“Purchaser” or “Javier”) entered into a Stock Purchase Agreement (“Agreement”) on November 14, 2022 wherein and whereby, the Purchaser was to acquire 25,025,000 Shares of Common Stock of the Company from the Seller. The Company, Munoz, and Javier will be collectively referred to as, the “Parties.”

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

The Amendment provided that the full amount of any Related Party Loan and Related Party Accounts Payable then owing as of the Closing of the transactions contemplated by the Purchase Agreement, were to be forgiven effective as of the Closing, in total amount of $340,233. This amount has been reflected as Gain on Forgiveness of Debt in the statement of operations for the three months ended March 31, 2023.

SOUTH EAST ASIA DEVELOPMENT CORP.

(formerly IA Energy Corp.)

Notes to the Financial Statements

March 31, 2023

(Unaudited)

NOTE 7 – CHANGE OF CONTROL (Continued)

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

You should read the following discussion of the Company's financial condition and results of operations in conjunction with the financial statements and related notes included in the filing of the company’s Form 10-K filed on April 13, 2023.

Overview

South East Asia Development Corp., a Wyoming corporation, is a start-up global waste-to-energy company. We were incorporated on January 6, 2016 in the State of Wyoming. Our business office and mailing address Unit 2102, One Global Place, 5th Avenue Corner 25th Street, BGC, Taguig City 1630, Philippines and our telephone number is +63 (2) 79433419.

The Company was formerly known as IA Energy Corp. On May 4, 2023, Articles of Amendment were filed with the Secretary of State of the State of Wyoming, changing the name of the Corporation to South East Asia Development Corp.

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

From our inception on January 6, 2016, until the ceasing and abandoning its operations in the Philippines, we have had limited operating activities. During the period from inception on January 6, 2016 until the date of this Form 10-Q we have had no revenues. During the period from inception on January 6, 2016 to March 31, 2023 we had operating expenses of $5,761,900 which consisted mainly of consulting and business development expenses.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans and sales of common stock. As of March 31, 2023, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the three month periods ended March 31, 2023, and 2022.

Revenues. For the three months ended March 31, 2023, and 2022, net revenues were $-0-.

Professional and accounting fees. Professional and accounting fees for the three months ended March 31, 2023, and 2022 were $16,176 and $150, respectively.  Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. The increase for the period ended March 31, 2023 was due to legal and accounting fees associated with the change in control as described in Note 7 in the notes to the financial statements. The Company anticipates that professional fees will increase commensurate with an increase in operations.

Other selling, general and administrative expenses. Other selling, general and administrative expenses for the three months ended March 31, 2023, and 2022 were $30 and $1,590, respectively. We expect that selling, general and administrative expenses will increase as we add personnel to build our business.

Other Income (Expense). The Company had net other income of $340,233 for the three months ended March 31, 2023.  This amount is the gain on forgiveness of debt that was recorded as part of the change in control as described in Note 7 in the notes to the financial statements. The stock purchase agreement stated that all liabilities due to the seller in the transaction would be forgiven. The Company had net other income of $-0- for the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at March 31, 2023 of $5,761,900 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended December 31, 2022 of $44,883 and net income for the quarter ended March 31, 2023 of $324,027. The net income for 2023 was the result of the forgiveness of debt rather than from operations. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as a result of the material weakness described below, our disclosure controls and procedures were not effective as of March 31, 2023.

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

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Change Of Control

IA Energy Corp., (“Company”), John R. Munoz (“Seller” or “Munoz”), and JJ C. Javier (“Purchaser” or “Javier”) entered into a Stock Purchase Agreement (“Agreement”) on November 14, 2022 wherein and whereby, the Purchaser was to acquire 25,025,000 Shares of Common Stock of the Company from the Seller. The Company, Munoz, and Javier will be collectively referred to as, the “Parties.”

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

The Amendment provided that the full amount of any Related Party Loan and Related Party Accounts Payable then owing as of the Closing of the transactions contemplated by the Purchase Agreement, were to be forgiven effective as of the Closing, in total amount of $340,233. This amount has been reflected as Gain on Forgiveness of Debt in the statement of operations for the three months ended March 31, 2023.

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

Articles of Amendment

On May 4, 2023, Articles of Amendment were filed with the Secretary of State of the State of Wyoming, changing the name of the Corporation to South East Asia Development Corp.

ITEM 6. EXHIBITS

(a)	Financial Statements. The following financial statements are filed as part of this report:

Unaudited Financial Statements for the Quarter Ending March 31, 2023:
The condensed unaudited Balance Sheet as of March 31, 2023 and the audited balance sheet as of December 31, 2022;
The condensed unaudited Statements of Operations for the three month period ended March 31, 2023 and 2022;
The condensed unaudited Statements of Cash Flows for the three-month periods ended March 31, 2023 and 2022;
The condensed unaudited Statements of Stockholders’ Equity (Deficit) for the three-month periods ended March 31, 2023 and 2022;
Notes to the Financial Statements

(b)	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit Number*	Description of Exhibit
3(i)	Articles of Incorporation of IA Energy Corp. (1)
3(ii)	Articles of Amendment filed May 4, 2023(2)
3(iii)	By-Laws of South East Asia Development Corp. (1)
14	South East Asia Development Corp. Code of Ethics(1)
31(i)	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (2)
31(ii)	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (2)
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

1 Previously filed on Form S-1 on September 29, 2017.

2 Filed herewith

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2023	/s/ JJ C. Javier
By: JJ C. Javier
Its: Chief Executive Officer and Principal Accounting Officer

Dated: May 22, 2023	/s/ JJ C. Javier
By: JJ C. Javier, Director

