Form 10-Q
period 2023-06-30
South East Asia Development, Corp.
filed 2023-08-21
CIK 1673431

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

For the quarterly period ended:   June 30, 2023

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

As of June 30, 2023, the Registrant had 36,603,800 shares of Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTH EAST ASIA DEVELOPMENT CORP.

(formerly IA Energy Corp.)

Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$–	$204

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$–	$204

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable, related party	$–	$33,000
Loans payable, related party	51,000	291,231

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	51,000	324,231

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 20,000,000 shares authorized, -0- shares issued	–	–
Common stock, $0.0001 par value; 500,000,000 shares authorized, 36,603,800 and 36,603,800 shares issued and outstanding, respectively	3,660	3,660
Additional paid-in capital	5,758,240	5,758,240
Accumulated deficit	(5,812,900)	(6,085,927)

Total Stockholders' Equity (Deficit)	(51,000)	(324,027)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$–	$204

The accompanying notes are an integral part of these financial statements

SOUTH EAST ASIA DEVELOPMENT CORP.

(formerly IA Energy Corp.)

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

NET REVENUES	$–	$–	$–	$–

OPERATING EXPENSES

Professional and accounting fees	51,000	150	67,176	300
Other selling, general and administrative	–	1,590	30	3,180

Total Operating Expenses	51,000	1,740	67,206	3,480

LOSS FROM OPERATIONS	(51,000)	(1,740)	(67,206)	(3,480)

OTHER INCOME (EXPENSES)

Gain on forgiveness of debt	–	–	340,233	–

Total Other Income	–	–	340,233	–

NET INCOME (LOSS)	$(51,000)	$(1,740)	$273,027	$(3,480)

Net income (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$0.01	$(0.00)

Weighted average common shares outstanding - basic and diluted	36,603,800	36,603,800	36,603,800	36,603,800

The accompanying notes are an integral part of these financial statements

SOUTH EAST ASIA DEVELOPMENT CORP.

(formerly IA Energy Corp.)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$273,027	$(3,480)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on forgiveness of debt	(340,233)	–
Changes in operating assets and liabilities:
Accounts payable, related party	–	3,000

Net Cash Used in Operating Activities	(67,206)	(480)

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party loans	67,002	–
Payments on related party loans	–	(500)

Net Cash Provided by (Used in) Financing Activities	67,002	(500)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(204)	(980)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	204	1,156

CASH AND CASH EQUIVALENTS, END OF PERIOD	$–	$176

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$–	$–
Taxes	$–	$–

Non-cash Activities:
Gain on forgiveness of debt	$340,233	$–

The accompanying notes are an integral part of these financial statements

SOUTH EAST ASIA DEVELOPMENT CORP.

(formerly IA Energy Corp.)

Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Six Months Ended June 30, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	36,603,800	$3,660	$5,758,240	$(6,085,927)	$(324,027)

Net income for the three months ended March 31, 2023	–	–	–	324,027	324,027

Balance, March 31, 2023	36,603,800	3,660	5,758,240	(5,761,900)	–

Net loss for the three months ended June 30, 2023	–	–	–	(51,000)	(51,000)

Balance, June 30, 2023	36,603,800	$3,660	$5,758,240	$(5,812,900)	$(51,000)

	Six Months Ended June 30, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	36,603,800	$3,660	$5,758,240	$(6,041,044)	$(279,144)

Net loss for the three months ended March 31, 2022	–	–	–	(1,740)	(1,740)

Balance, March 31, 2022	36,603,800	3,660	5,758,240	(6,042,784)	(280,884)

Net loss for the three months ended June 30, 2022	–	–	–	(1,740)	(1,740)

Balance, June 30, 2022	36,603,800	$3,660	$5,758,240	$(6,044,524)	$(282,624)

The accompanying notes are an integral part of these financial statements

SOUTH EAST ASIA DEVELOPMENT CORP.

(formerly IA Energy Corp.)

Notes to the Financial Statements

June 30, 2023

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

b.       Interim Financial Statements

The interim financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the six months ended June 30, 2023, are not necessarily indicative of results that may be expected for the year ending December 31, 2023.

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

Step 2   Identification of promised goods and services and evaluation of whether the promised goods and services are distinct performance obligations

Step 3   Determination of the transaction price

Step 4   Allocation of the transaction price to distinct performance obligations

Step 5   Attribution of revenue for each distinct performance obligation

f.       Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all or some portion of such deferred tax assets will not be realized. A full allowance against deferred tax assets was provided as of June 30, 2023 and December 31, 2022.

At June 30, 2023, the Company had net operating loss carryforwards of approximately $669,000 which may be offset against future taxable income. Approximately $280,000 expires in 2036 and 2037 and approximately $389,000 does not expire. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a significant change in ownership occur, net operating loss carryforwards may be limited as to future use.

g.       Basic and Diluted Net Loss per Share of Common Stock

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 2023 of $5,812,900 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Loans Payable, Related Party

During the six months ended June 30, 2023, the Company received advances from the Chief Executive Officer of the Company to pay for legal and accounting fees. These loans are non-interest bearing and due on demand. The amount of loans payable to the CEO as of June 30, 2023 and December 31, 2022 was $51,000 and $-0-, respectively.

During the six months ended June 30, 2022, the Company received advances from a corporation controlled by John Munoz, beneficial owner of 25,000,000 shares of our common stock and Chief Executive Officer of the Company from inception on January 6, 2016 to July 25, 2017. These loans are non-interest bearing and due on demand. The amount of loans payable to this corporation as of June 30, 2023 and December 31, 2022 was $-0- and $291,231, respectively. See Note 7 for description of this liability being forgiven.

Sublease Agreement

Effective November 1, 2019, the Company entered into a Sublease Agreement with another corporation controlled by John Munoz. The Sublease Agreement provided for the Company’s use of office space in Long Beach, California at a Monthly Base Rent of $500 per month. The Sublease was month to month and terminable by either party upon 30 days written notice. See Note 7 for description of this liability being forgiven.

For the six months ended June 30, 2023 and 2022, the Company recorded $-0- and $3,000, respectively, in rent expense which is included in other selling, general and administrative expenses.

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

NOTE 7 – CHANGE OF CONTROL (Continued)

The Amendment provided that the full amount of any Related Party Loan and Related Party Accounts Payable then owing as of the Closing of the transactions contemplated by the Purchase Agreement, were to be forgiven effective as of the Closing, in total amount of $340,233. This amount has been reflected as Gain on Forgiveness of Debt in the statement of operations for the six months ended June 30, 2023.

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

Overview

South East Asia Development Corp., a Wyoming corporation, was a start-up global waste-to-energy company. We were incorporated on January 6, 2016 in the State of Wyoming. Our business office and mailing address Unit 2102, One Global Place, 5th Avenue Corner 25th Street, BGC, Taguig City 1630, Philippines and our telephone number is +63 (2) 79433419.

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

From our inception on January 6, 2016, until the ceasing and abandoning its operations in the Philippines, we have had limited operating activities. During the period from inception on January 6, 2016 until the date of this Form 10-Q we have had no revenues. During the period from inception on January 6, 2016 to June 30, 2023 we had operating expenses of $5,812,900 which consisted mainly of consulting and business development expenses.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans and sales of common stock. As of June 30, 2023, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the three and six month periods ended June 30, 2023, and 2022.

Revenues. For the three and six months ended June 30, 2023, and 2022, net revenues were $-0-.

Professional and accounting fees. Professional and accounting fees for the three months ended June 30, 2023, and 2022 were $51,000 and $150, respectively. Professional and accounting fees for the six months ended June 30, 2023, and 2022 were $67,176 and $300, respectively. Professional fees consist mainly of the fees related to the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. The increase for the period ended June 30, 2023 was due to legal and accounting fees associated with the change in control as described in Note 7 in the notes to the financial statements. The Company anticipates that professional fees will increase commensurate with an increase in operations.

Other selling, general and administrative expenses. Other selling, general and administrative expenses for the three months ended June 30, 2023, and 2022 were $-0- and $1,590, respectively. Other selling, general and administrative expenses for the six months ended June 30, 2023, and 2022 were $30 and $3,180, respectively. We expect that selling, general and administrative expenses will increase as we add personnel to build our business.

Other Income (Expense). The Company had net other income of $340,233 for the six months ended June 30, 2023.  This amount represents the gain on forgiveness of debt that was recorded as part of the change in control as described in Note 7 in the notes to the financial statements. The stock purchase agreement stated that all liabilities due to the seller in the transaction would be forgiven. The Company had net other income of $-0- for the six months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit on June 30, 2023 of $5,812,900 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended December 31, 2022 of $44,883 and net income for the six months ended June 30, 2023 of $273,027. The net income for 2023 was primarily the result of the forgiveness of debt rather than from operations. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as a result of the material weakness described below, our disclosure controls and procedures were not effective as of June 30, 2023.

The material weakness, which relates to internal control over financial reporting, which was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Amendment provided that the full amount of any Related Party Loan and Related Party Accounts Payable then owing as of the Closing of the transactions contemplated by the Purchase Agreement, were to be forgiven effective as of the Closing, in total amount of $340,233. This amount has been reflected as Gain on Forgiveness of Debt in the statement of operations for the six months ended June 30, 2023.

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

Unaudited Financial Statements for the Quarter Ending June 30, 2023:
The condensed unaudited Balance Sheet as of June 30, 2023 and the audited balance sheet as of December 31, 2022;
The condensed unaudited Statements of Operations for the three and six month periods ended June 30, 2023 and 2022;
The condensed unaudited Statements of Cash Flows for the six month periods ended June 30, 2023 and 2022;
The condensed unaudited Statements of Stockholders’ Equity (Deficit) for the six month periods ended June 30, 2023 and 2022;
Notes to the Financial Statements

(b)	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit Number*	Description of Exhibit
3(i)	Articles of Incorporation of IA Energy Corp. (1)
3(ii)	Articles of Amendment filed May 4, 2023 (2)
3(iii)	By-Laws of South East Asia Development Corp. (1)
14	South East Asia Development Corp. Code of Ethics(1)
31(i)	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (3)
31(ii)	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (3)
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

1 Previously filed on Form S-1 on September 29, 2017.

2 Previously filed on Form 10-Q on May 22, 2023

3 Filed herewith.

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 21, 2023	/s/ JJ C. Javier
By: JJ C. Javier
Its: Chief Executive Officer and Principal Accounting Officer

Dated: August 21, 2023	/s/ JJ C. Javier
By: JJ C. Javier, Director

