Form 10-K
period 2023-12-31
South East Asia Development, Corp.
filed 2024-06-03
CIK 1673431

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Issuer’s revenues for its most recent fiscal year: $0.

Since our common stock has not yet been approved for quotation, the aggregate market value of the common stock of South East Asia Development Corp. held by non-affiliates as of June 30, 2023 was $0.

As of April 11, 2024, there were 36,603,800 shares of common stock issued and outstanding.

Documents Incorporated By Reference: None.

SOUTH EAST ASIA DEVELOPMENT CORP.

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

Unless otherwise noted, references in this report to the “Company,” “SEAD,” “South East Asia,” “we,” “our,” or “us” means South East Asia Development Corp.

ii

PART I.

ITEM 1. BUSINESS

Company History

South East Asia Development Corp., formerly known as IA Energy Corp., is a Wyoming corporation (the “Company”), We were incorporated on January 6, 2016 in the state of Wyoming, doing business initially as a start-up global waste-to-energy company. During the year ending December 31, 2023, our business office and mailing address was Unit 2102, One Global Place, 5th Avenue Corner 25th Street, BGC, Taguig City 1630 Philippines, and our telephone number was +63 (2) 79433419.

On January 18, 2023, the Company’s majority shareholder entered into a transaction that resulted in a change of control. A description of the Change of Control transaction may be found in the Company’s Form 8-K filed January 24, 2023 and at p. 36, infra. See, Form 8-K

The Company has never filed for bankruptcy and has never been subject to receivership or similar proceedings.

Financial Information

The audited financial statements for the fiscal year ended December 31, 2023 are attached hereto as Item 8 in this annual report.

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

From our inception on January 6, 2016, until the ceasing and abandoning its operations in the Philippines in 2021, we have had limited operating activities. Since the Change of Control, there continues to be limited operating activities.

During the period from inception on January 6, 2016 through December 31, 2023 we have had no revenues. During the period from inception on January 6, 2016 to December 31, 2023 we have had operating expenses of $5,975,591 which mainly consisted of professional, consulting and business development expenses.

Shell Status

Since early 2020, the Company’s business and research and development activities were adversely affected due to the COVID-19 pandemic, and in 2021 the Company ceased and abandoned its operations in the Philippines, and the Company currently does not have any business activities, and therefor is deemed to be a “shell’ company, whose sole purpose at this time, is to locate and consummate a merger or acquisition with a private entity or to develop and fund the execution of a new business plan.

The Company currently intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities or to develop and fund the execution of a new business plan. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. The Company's officer and director has not engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date hereof.  There are no negotiations or transactions pending.

The Company is also reviewing opportunities to develop and fund the execution of a new business plan from startup rather than the acquisition of an entity actively engaged in business which generates revenues in exchange for its securities. If the Company were to pursue this route out of shell status, it most likely would have to raise funds through a private placement, an exempt offering, or other type of offering.

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

General Overview

Covid-19.

The corona virus (“Covid-19”) pandemic had a worldwide adverse effect. Future events, such as a significant outbreak of Covid-19 variations or other infectious diseases of pandemic proportions, could again adversely affect, the economies and financial markets worldwide. Accordingly, the business of any potential target business with which we consummate a business combination or the development, funding, and execution of a new business plan from startup, could be materially and adversely affected in the event of another pandemic.

Furthermore, we may be unable to complete an initial business combination if concerns relating to another pandemic again restricts travel, limits the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers.

The extent to which another Covid-19 or other pandemic event impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted.

In addition, our ability to consummate a transaction may be dependent on our ability to raise additional equity and debt financing which may be impacted by another pandemic event, which could again increase market volatility, decrease market liquidity making third-party financing unavailable on terms acceptable to us or at all.

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

Israel Palestinian Conflict.

The extent to which the Israel Palestinian conflict impacts our search for an initial business combination, or developing and funding the execution of a new business plan will depend on future developments, which are highly uncertain, cannot be predicted and may include but are not limited to the conflict could disruption of trade and global crude oil supply in the Middle East, affecting countries in the region and their trading partners. Over 20% of the world's crude supply comes from West Asia, conflict in the region may drastically push up the Crude oil prices worldwide.

The degree of uncertainty surrounding an existing or escalating conflict is uncertain and cannot be predicted, including added information which may emerge concerning the conflict and its impact. We have no basis to evaluate the possible risks of the Israel Palestinian conflict.

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

The Company is a Shell Company.

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

Effect of Amended Rule 15c2-11 on the Company’s securities.

On September 16, 2020, the U.S. Securities and Exchange Commission (SEC or Commission) adopted amendments to Rule 15c2-11 under the Securities Exchange Act of 1934 (Final Rule).

Rule 15c2-11 (Rule) governs the publication or submission of quotations by broker-dealers in a quotation medium other than a national securities exchange, that is, the over-the-counter (OTC) market. Before a broker-dealer may initiate or resume quotations for a security in a quotation medium, the broker-dealer must review key, basic information about the issuer of the security.

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

As a result of our classification as a shell company, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act of 1933, as amended (“Securities Act”), so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a shell company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings or other types of exempt offerings because purchasers of securities in such unregistered offerings or otherwise exempt offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

Available Information

South East Asia Development Corp. files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 333-220706. Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States. Information about the operation of the Commission’s public reference facilities may be obtained by calling the Commission at 1-800-SEC-0330.

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

As of December 31, 2022 until the Change of Control consummated on January 18, 2023, John R. Munoz was the beneficial owner of 70.87% of the issued and outstanding shares of common stock of the Company and had broad flexibility in identifying and selecting a prospective target business. See “Change of Control” under Item 12. After the Change of Control, our CEO, JJ C. Javier, is the beneficial owner of 70.87% of the issued and outstanding shares of common stock of the Company and has broad flexibility in identifying and selecting a prospective target business.

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

Our audited financial statements for the years ended December 31, 2023 and 2022, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

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

Employees.

As of December 31, 2023, JJ C.Javier, Chief Executive Officer, was our sole executive officer. Mr. Javier was not obligated to devote any specific number of hours per week and, in fact, intends to devote only as much time as he deems necessary to administer the Company’s affairs until such time as a business combination is consummated. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full-time employees prior to the consummation of a business combination. See “Change of Control” under Item 12.

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

As of December 31, 2023, we had $-0- in cash and an accumulated deficit of $5,975,591. Our audited financial statements for the years ended December 31, 2023 and December 31, 2022 were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

The Company may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business or development of a startup entity, which could compel the Company to restructure a potential business transaction or abandon a particular business combination.

We may be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. If additional financing proves to be unavailable, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business. In addition, if we consummate a business combination or develop a new startup entity, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

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

The Company’s majority stockholder has a 70.87% common stock equity interest in the Company and thus is in a position to totally influence certain actions requiring stockholder vote.

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

As of December 31, 2023, JJ C. Javier was the Company’s sole director. See “Change of Control” under Item 12. Although no compensation will be paid to him for services rendered prior to or in connection with a business combination, he may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of director, which now consists of the one director who may seek reimbursement. Because our director will not be deemed “independent,” we will not have the benefit of an independent director examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although the Company believes that all actions taken by our director on the Company’s behalf will be in the Company’s best interests, the Company cannot assure the investor that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company’s best interests, it could have a material adverse effect on our business and plan of operation and the price of our stock held by the public stockholders.

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

ITEM 1B. Unresolved Staff Comments

Not required for smaller reporting companies.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have not yet developed a cybersecurity risk management program, though we are in the process of assessing the potential risks. As of this time, we have determined that risks from cybersecurity threats have not materially affected and are not reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board of Directors has oversight responsibility for risks to our company, including incidents related to cybersecurity threats.

There are more changes coming.

ITEM 2. PROPERTIES

Prior to the Change of Control, the Company’s corporate office was located at One World Trade Center, Suite 130, Long Beach, California 90831. After the Change of Control, the Company’s corporate office was located at Unit 2102, One Global Place, 5th Avenue Corner 25th Street, BCG, Taguig City 1630 Philippines

Prior to the Change of Control, the Company leased the offices, pursuant to a written sub-lease on a month-to-month basis occupying approximately 800 square feet in exchange for $500 per month. After the Change of Control, we occupied office space in accordance with an oral agreement with JJ Javier. No rent has been paid and there is no agreement for the payment of rent.

The Company intends to secure additional office and administrative facilities when necessary. As the company continues to grow, the facilities and employment-related expenses will likely increase significantly.

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

Holders

We had 36 registered stockholders of record of our common stock as of December 31, 2023. Registered holders do not include those stockholders whose stock has been issued in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2023 the Company has not adopted any equity compensation or similar type of plans.

Issuer Purchases of Equity Securities

There were no stock repurchases during the year ended December 31, 2023.

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

Overview

Prior to the Change in Control we were a waste-to-energy solutions company. Our operations to date, including after the Change of Control, have been devoted primarily to start-up and development activities, which include: (i) formation of the Company; and, (ii) development of our business plan. General and administrative expenses have been comprised of consulting and business development fees; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

For the years ended December 31, 2023 and 2022

Revenues. For the years ended December 31, 2023 and 2022, net revenues were $-0-.

Consulting fees. Consulting fees for the years ended December 31, 2023 and 2022 were $106,419 and $-0-, respectively. Consulting fees consist of outside consultants who are not formally employees of the Company providing various services including administration, legal, marketing and finance. We expect consulting fees to increase in the future as we ramp up our operations.

Professional and accounting fees. Professional and accounting fees for the years ended December 31, 2023 and 2022 were $102,037 and $38,300, respectively. The increase in professional fees was due to legal fees associated with the change in control as described in Note 7 to the financial statements. Professional fees also consist of the fees for the audits and reviews of the Company’s financial statements as well as the filings with the Securities and Exchange Commission. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other selling, general and administrative expenses. Other selling, general and administrative expenses for the years ended December 31, 2023 and 2022 were $5,507 and $6,583, respectively. We expect that selling, general and administrative expenses will increase as we add personnel to build our business.

Other Income (Expense). The Company had net other income of $324,299 for the year ended December 31, 2023. Included in this amount is the gain on forgiveness of debt of $340,233 that was recorded as part of the change in control as described in Note 7 in the notes to the financial statements. The stock purchase agreement stated that all liabilities due to the seller in the transaction would be forgiven. The Company also incurred interest expense of $15,934 for the year ended December 31, 2023. The Company had net other income of $-0- for the year ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023, our primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock. For the quarter ended April 30,2024, the Company used $204 in operating activities which consisted of a net loss of $110,336, gain on forgiveness of debt of $340,233, interest expense of $15,934, an increase in advances to vendors of $109,689 and an increase in accounts payable and accrued liabilities of $323,448.

We have sustained significant net losses which have resulted in an accumulated deficit at December 31, 2023 of $5,975,591 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated net income for the year ended December 31, 2023 of $110,336. The net income was primarily the result of the forgiveness of debt rather than from operations. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Related Party Transactions

Loans Payable, Related Party

The Company periodically received advances from a corporation controlled by John Munoz, previous beneficial owner of 25,000,000 shares of our common stock and Chief Executive Officer of the Company from inception on January 6, 2016 to July 25, 2017. These loans were non-interest bearing and due on demand. During the years ended December 31, 2023 and 2022, the Company received additional loans of $16,002 and $38,431, respectively. The amount of loans payable to this corporation as of December 31, 2023 and 2022 was $-0- and $291,231, respectively.

Sublease Agreements

Effective December 1, 2019, the Company entered into a Sublease Agreement with the related party described in the first paragraph of Note 6 for the Company’s use of office space in Long Beach, California at a Monthly Base Rent of $500 per month. The Sublease is month to month and terminable by either party upon 30 days written notice.

For the years ended December 31, 2023 and 2022, the Company recorded $-0- and $6,000, respectively, in rent expense related to this Sublease which is included in other selling, general and administrative expenses. The amount due on the Sublease Agreements as of December 31, 2023 and 2022 was $-0- and $33,000, respectively.

Advances from related party

During the year ended December 31, 2023, a company controlled by JJ Javier, Chief Executive Officer of the Company, advanced to the Company a total $291,359 by paying for operating expenses on behalf of the Company. Interest accrued of $15,934 consists of the actual interest incurred by JJ Javier and passed on to the Company.

We do not have any off-balance sheet arrangements.

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

SOUTH EAST ASIA DEVELOPMENT CORP.

FINANCIAL STATEMENTS

December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

South East Asia Development Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of South East Asia Development Corp. (the Company) as of December 31, 2023, and the related statements of operations, stockholders’ equity, and cash flows for each of the year then ended and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

May 31, 2024

We have served as the Company’s auditor since 2023.

Los Angeles, California PCAOB ID Number 6580

SOUTH EAST DEVELOPMENT CORP.

(formerly IA Energy Corp.)

Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$–	$204
Advances to vendors (See Note 2)	109,689	–

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$109,689	$204

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$16,087	$–
Accounts payable, related party	–	33,000
Accrued interest, related party	15,934	–
Loans payable, related party (See Note 6)	291,359	291,231

Total Current Liabilities	323,380	324,231

TOTAL LIABILITIES	323,380	324,231

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 20,000,000 shares authorized, -0- shares issued	–	–
Common stock, $0.0001 par value; 500,000,000 shares authorized, 36,603,800 and 36,603,800 shares issued and outstanding, respectively	3,660	3,660
Additional paid-in capital	5,758,240	5,758,240
Accumulated deficit	(5,975,591)	(6,085,927)

Total Stockholders' Equity (Deficit)	(213,691)	(324,027)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$109,689	$204

The accompanying notes are an integral part of these financial statements

SOUTH EAST DEVELOPMENT CORP.

(formerly IA Energy Corp.)

Statements of Operations

	For the Years Ended December 31,
	2023	2022

NET REVENUES	$–	$–

OPERATING EXPENSES

Consulting fees	106,419	–
Professional and accounting fees	102,037	38,300
Other selling, general and administrative	5,507	6,583

Total Operating Expenses	213,963	44,883

LOSS FROM OPERATIONS	(213,963)	(44,883)

OTHER INCOME (EXPENSES)

Interest expense	(15,934)	–
Gain on forgiveness of debt (See Note 7)	340,233	–

Total Other Income (Expenses)	324,299	–

NET INCOME (LOSS)	$110,336	$(44,883)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	36,603,800	36,603,800

The accompanying notes are an integral part of these financial statements

SOUTH EAST DEVELOPMENT CORP.

(formerly IA Energy Corp.)

Statements of Stockholders' Equity (Deficit)

For the Period from December 31, 2021 through December 31, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	36,603,800	$3,660	$5,758,240	$(6,041,044)	$(279,144)

Net loss for the year ended December 31, 2022	–	–	–	(44,883)	(44,883)

Balance, December 31, 2022	36,603,800	3,660	5,758,240	(6,085,927)	(324,027)

Net income for the year ended December 31, 2023	–	–	–	110,336	110,336

Balance, December 31, 2023	36,603,800	$3,660	$5,758,240	$(5,975,591)	$(213,691)

The accompanying notes are an integral part of these financial statements

SOUTH EAST DEVELOPMENT CORP.

(formerly IA Energy Corp.)

Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$110,336	$(44,883)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on forgiveness of debt	(340,233)	–
Interest expense	15,934	–
Changes in operating assets and liabilities:
Advances to vendor	(109,689)	–
Accounts payable and accrued liabilities	323,448	–
Accounts payable, related party	–	6,000

Net Cash Used by Operating Activities	(204)	(38,883)

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on related party loans	–	(500)
Proceeds from related party loans	–	38,431

Net Cash Provided by Financing Activities	–	37,931

NET DECREASE IN CASH AND CASH EQUIVALENTS	(204)	(952)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	204	1,156

CASH AND CASH EQUIVALENTS, END OF PERIOD	$–	$204

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash Activities:
Gain on forgiveness of debt	$340,233	$–
Payments of expenses by Related Parties on behalf of the Company	$291,359	$–

The accompanying notes are an integral part of these financial statements

SOUTH EAST DEVELOPMENT CORP.

(formerly IA Energy Corp.)

Notes to Financial Statements

December 31, 2023

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

IA Energy Corp. (the Company) was incorporated in the State of Wyoming on January 6, 2016. Prior to the Change in Control we were an emerging growth waste-to-energy solutions company. Our operations to date, including after the Change of Control, have been devoted primarily to start-up and development activities, which include: (i) formation of the Company; and, (ii) development of our business plan.

On May 4, 2023, the Company filed Articles of Amendment with the Wyoming Secretary of State to change the name of the Company to South East Asia Development Corp.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2023 of $5,975,591 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern. Furthermore, the accumulated deficit has absorbed the equity reserves and common stock resulting in negative stockholders’ equity at December 31, 2023 and 2022 of $213,691 and $324,027, respectively.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. The following policies are considered to be significant:

a.	Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting. The Company has elected a calendar year-end.

b.	Cash and Cash Equivalents

Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months.

c.	Advances to Vendors

During the year ended December 31, 2023, the Company advanced a total of $109,689 to a vendor of the company. These advances will be offset against future payments paid to the vendor.

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

Step 4 Allocation of the transaction price to distinct performance obligations

Step 5 Attribution of revenue for each distinct performance obligation

During the years ended December 31, 2023 and 2022, respectively, the Company recorded $-0- revenues.

e.	Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all or some portion of such deferred tax assets will not be realized. A full allowance against deferred tax assets was provided as of December 31, 2023 and 2022.

At December 31, 2023, the Company had net operating loss carryforwards which may be offset against future taxable income. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

h.	Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 4 - EQUITY TRANSACTIONS

The Company has 500,000,000 shares of common stock authorized with a par value of $0.0001. 25,000,000 shares of common stock were issued to the founder of the Company on incorporation.

NOTE 5 - FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, accounts payable and loans payable. The carrying amount of these assets and liabilities approximate fair value due to their short-term nature.

NOTE 6 - RELATED PARTY TRANSACTIONS

Loans Payable, Related Party

The Company periodically received advances from a corporation controlled by John Munoz, previous beneficial owner of 25,000,000 shares of our common stock and Chief Executive Officer of the Company from inception on January 6, 2016 to July 25, 2017. These loans were non-interest bearing and due on demand. During the years ended December 31, 2023 and 2022, the Company received additional loans of $16,002 and $38,431, respectively. The amount of loans payable to this corporation as of December 31, 2023 and 2022 was $-0- and $291,231, respectively.

Sublease Agreements

Effective December 1, 2019, the Company entered into a Sublease Agreement with the related party described in the first paragraph of Note 6 for the Company’s use of office space in Long Beach, California at a Monthly Base Rent of $500 per month. The Sublease is month to month and terminable by either party upon 30 days written notice.

For the years ended December 31, 2023 and 2022, the Company recorded $-0- and $6,000, respectively, in rent expense related to this Sublease which is included in other selling, general and administrative expenses. The amount due on the Sublease Agreements as of December 31, 2023 and 2022 was $-0- and $33,000, respectively.

Advances from related party

During the year ended December 31, 2023, a company controlled by JJ Javier, Chief Executive Officer of the Company, advanced to the Company a total $291,359 by paying for operating expenses on behalf of the Company. Interest accrued of $15,934 consists of the actual interest incurred by JJ Javier and passed on to the Company.

NOTE 7 - CHANGE OF CONTROL

Southeast Asia Development (“Company” or “IA Energy”), John R. Munoz (“Seller” or “Munoz”), and JJ C. Javier (“Purchaser” or “Javier”) entered into a Stock Purchase Agreement (“Agreement”) on November 14, 2022 wherein and whereby, the Purchaser was to acquire 25,025,000 Shares of Common Stock of the Company from the Seller. The Company, Munoz, and Javier will be collectively referred to as, the “Parties.”

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

The Amendment provided that the full amount of any Related Party Loan and Related Party Accounts Payable then owing as of the Closing of the transactions contemplated by the Purchase Agreement, were to be forgiven effective as of the Closing, in total amount of $340,233. This amount has been reflected as Gain on Forgiveness of Debt in the statement of operations for the year ended December 31, 2023.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 3, 2023, by email communication, South East Asia Development, Corp. (the “Company”) was informed that Gries & Associates, LLC (“Gries”) was merging its firm with GreenGrowth CPAs (“GreenGrowth”). Gries continued to function as the Company’s auditor through the Company’s Q3-2023 Form 10-Q on November 21, 2023. Ultimately, there was no merger, and GreenGrowth simply acquired some of Gries’ clients, including the Company.

On February 6, 2024, the Company engaged and executed an agreement with GreenGrowth CPAs (“GreenGrowth”), as the Company’s new independent accountant to replace Gries.

The reports of Gries regarding the Company’s financial statements for the fiscal years ended December 31, 2022 and 2021, being the most recent fiscal years for which the Company has filed audited financial statements with the Securities and Exchange Commission (the “SEC”), did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

The board of directors of the Company, acting as the audit committee, approved the decision to change independent accountants.

During the fiscal years ended December 31, 2022 and 2021, and through February 6, 2024, the Company had no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with Gries on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Gries would have caused Gries to make reference thereto in connection with its report.

During the fiscal years ended December 31, 2022 and 2021, and through February 6, 2024, the Company did not experience any reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except that management of the Company discussed with Gries the continued existence of material weaknesses in the Company’s internal control over financial reporting.

The Company requested Gries to furnish it with a letter addressed to the SEC stating whether or not Gries agrees with the above statements and, if it does not agree, the respects in which it does not agree. A copy of the letter, dated April 5, 2024, is filed as Exhibit 16.1 to this current report on Form 10-K.

During the Company’s fiscal years ended December 31, 2022 and 2021, and through February 6, 2024, neither the Company nor anyone on the Company’s behalf consulted with Gries regarding any of the following:

(i)       either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Gries concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or

(ii)       any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

By letter dated April 1, 2024, the Company was informed by the Securities and Exchange Commission, Division of Corporate Finance, that the Public Company Accounting Oversight Board (“PCAOB”) has revoked the registration of the Company’s prior auditor, Gries & Associates, LLC effective March 5, 2024.

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

As of December 31, 2023, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report because there was no segregation of the duties with only a sole member in our management team and our board of directors does not have a formal audit committee.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Our management has concluded that, as of December 31, 2023, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during our fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers

Prior to the Change of Control, our current sole director and executive officer of the Company in 2022 was as follows:

Name	Age	Title	Director Since
Thomas K. Emmitt	59	Director, President, CEO, CFO and Secretary	April 2021

After the Change of Control, our current sole director and executive officer of the Company in 2023 was as follows:

Name	Age	Title	Director Since
JJ C. Javier	43	Director, President, CEO, CFO and Secretary	January 18, 2023

All of the Company’s directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. The officers are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation, or removal.

Significant Employees

There are no significant employees other than Mr. Javier.

Family Relationships

There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company or a Significant Employee is as follows:

Thomas K. Emmitt was appointed as our Chief Executive Officer and a director in April 12, 2021. In addition to these roles, Mr. Emmitt is a former director and former Chief Executive Officer of Bakhu Holdings Corp. Mr. Emmitt is also the principal of the Law Office of Tom Emmitt, a law firm specializing in civil litigation. Mr. Emmitt has successfully prosecuted over 400 civil cases in the areas of personal injury and employment law. From March 2009 through January 2016, Mr. Emmitt was in-house counsel to Green Medica Holdings Corporation, a nutraceutical company specializing in mushroom derivatives and DHA/GPC products. Beginning in January 2016, and continuing through the present, Mr. Emmitt has been in-house counsel to the OZ Corporation, a management consulting company providing services to small and mid-cap companies. Finally, Mr. Emmitt has been the President of Belltower Entertainment Corp. (BTOW), a publicly traded entity since December 2017. Mr. Emmitt is a graduate of Ventura College, and the West Los Angeles School of Law.

JJ C. Javier, as part of the Change of Control was appointed the Sole Director, and President, Secretary, and Chief Financial Officer of the Company.  In 2005, Mr. Javier Co-Founded WebPlus 7 Solutions Corp., a Philippine Software Development Company that builds applications across a variety of platforms & industries. Since July, 2015, Mr. Javier has served as Chief Executive Officer BreakRoad35 International Marketing Corporation, a Philippine company that produces and markets products using cutting-edge technology. In 2020 Mr. Javier Co-Founded Ayahtek Corp., a Philippines & Seattle Software Development Company that builds applications across a variety of platforms & industries. From 2019-present, Mr. Javier has served as Chairman / President Agriworld Corporation, whose business is Health & Wellness Product Manufacturing and Distribution. From 2020-present, Mr. Javier has been Chairman/President of Vient Realty, and Vient Land whose business is real estate and land development. From 2022 to present, Mr. Javier has been Chairman / President of Potami Water Enterprises PH, a water bottling & distribution company.

In 2021 Mr. Javier received an AB Political Science with Latin Honors, Cum Laude from the Arellano University, Legarda , Manila, Philippines.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Summary Compensation Table

The following table summarizes the total compensation for the two fiscal years ended December 31, 2023 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. We did not award cash bonuses, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two fiscal years ended December 31, 2023 and 2022; thus, these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Stock Awards(s) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)

Thomas K. Emmitt	2023	$–	$–	$–	–	$–	$–
CEO, President,	2022	$–	$–	$–	–	$–	$–

JJ C. Javier	2023	$–	$–	$–	–	$–	$–
CEO, President,

Compensation of Directors

Each director may be reimbursed for certain expenses incurred in attending board of directors and committee meetings.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any Director that would result in payments to such person because of his or her resignation with the Company, or its subsidiaries, any change in control of the Company. There are no agreements or understandings for any Director to resign at the request of another person. None of our Directors or executive officers’ acts or will act on behalf of or at the direction of any other person.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards to our Named Executive Officers or directors as of December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have determined beneficial ownership as shown in the following two tables in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the two tables below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. Applicable percentage ownership as shown in the two tables below is based on 36,603,800 shares of common stock outstanding on December 31, 2023.  In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2023.  However, we did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

Security Ownership of Certain Beneficial Owners

Prior to the Change of Control, the following table shows the amount of common stock beneficially owned by holders of more than 5% of the outstanding shares of any class of our voting securities.

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

After the Change of Control, the following table shows the amount of common stock beneficially owned by holders of more than 5% of the outstanding shares of any class of our voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	JJ C. Javier Unit 2102, One Global Place 5th Avenue Corner 25th Street BCG, Taguig City 1630 Philippines	25,943,800	70.87%

Common Stock	OZS Management Consultancy Services 310 San Miguel Magalang Pampanga, Philippines 2011	4,950,000	13.52%

Common Stock	Lady Jho Pineda Dimitui 310 San Miguel Magalang Pampanga, Philippines 2011	4,950,000	13.52%

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of our voting securities held by all of the Company’s current directors and executive officers.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	JJ C. Javier Unit 2102, One Global Place 5th Avenue Corner 25th Street BCG, Taguig City 1630 Philippines	25,943,800	70.87%

Common Stock	Directors and Executive Officers as a Group (1 Person)	25,943,800	70.87%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Prior to the Change of Control, we occupied office space in accordance with a sublease from The OZ Corporation. The beneficial stockholder of The OZ Corporation is John R. Munoz, who, prior to the Change of Control, was the controlling stockholder of the Company. No rent had been paid and rent but was accruing at the rate of $500 per month beginning November 1, 2019.

After the Change of Control, we occupied office space in accordance with an oral agreement with JJ Javier. No rent has been paid and there is no agreement for the payment of rent.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees invoiced by our independent registered accounting firm Gries & Associates, LLC for the fiscal year ended December 31, 2023 and 2022.

	2023	2022
Audit Fees	$19,000	$22,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$19,000	$22,000

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

Audit Fees

During the fiscal year ended December 31, 2023, we incurred $19,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2023.

During the fiscal year ended December 31, 2022, we incurred $22,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2022.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2023 and 2022 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements was $-0- and $-0-, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2023 and 2022 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $-0- and $-0-, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2023 and 2023 for products and services provided by our principal independent accountants (other than the services reported above) was $-0- and  $-0-, respectively.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements. The following financial statements are filed as part of this report:

3. Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit Number*	Description of Exhibit
3(i)	Articles of Incorporation of IA Energy Corp. (1)
3(ii)	By-Laws of IA Energy Corp. (1)
3(iii)	Articles of Amendment filed May 4, 2023 (3)
14	IA Energy Corp. Code of Ethics (1)
16.1	Letter from Gries & Associates, LLC (2)
31(i)	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (2)
31(ii)	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (2)
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
99.1	Stock Purchase Agreement
99.2	Escrow Agreement
99.3	First Amendment to Stock Purchase Agreement
99.4	Joint Written Irrevocable Instructions to Escrow Agent
101**	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase

_________________

1 Previously filed on Form S-1 on September 29, 2017

2 Filed herewith

3 Filed on May 10, 2023

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

Dated: May 31, 2024	/s/ JJ C. Javier
By: JJ C. Javier
Its: Chief Executive Officer and Principal Accounting Officer

Dated: May 31, 2024	/s/ JJ C. Javier
By: J C. Javier, Director

